Form 10-Q
period 2009-03-31
FLORIDIAN FINANCIAL GROUP INC
filed 2009-06-09
CIK 1349593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2009

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number: 000-53589

FLORIDIAN FINANCIAL GROUP, INC.
(Exact name of registrant as specified in its charter)
Florida	20-4539279
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

175 Timacuan Boulevard, Lake Mary, Florida	32746
(Address of principal executive office)	(Zip Code)

(407) 321-3233
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if smaller reporting company)

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

          At April 30, 2009, 6,180,755 shares of the Registrant’s Common Stock, $5.00 par value, were outstanding.

FLORIDIAN FINANCIAL GROUP, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED MARCH 31, 2009

INTRODUCTORY NOTE

Caution Concerning Forward-Looking Statements

          This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, among others, statements about our beliefs, plans, objectives, goals, expectations, estimates and intentions that are subject to significant risks and uncertainties and are subject to change based on various factors, many of which are beyond our control. The words “may,” “could,” “should,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan,” “target,” “goal,” and similar expressions are intended to identify forward-looking statements.

          All forward-looking statements, by their nature, are subject to risks and uncertainties. Our actual future results may differ materially from those set forth in our forward-looking statements.

          Our ability to achieve our financial objectives could be adversely affected by the factors discussed in detail in Part I, Item 2., “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, the following sections of our Registration Statement on Form 10, (a) “Risk Factors” in Item 1A. and (b) “Introduction” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in Item 2. as well as:

▪	the strength of the United States economy in general and the strength of the local economies in which we conduct operations;

▪	the loss of our key personnel;

▪	the accuracy of our financial statement estimates and assumptions, including our allowance for loan losses;

▪	our need and our ability to incur additional debt or equity financing;

▪	our ability to execute our growth strategy through expansion;

▪	inflation, interest rate, market and monetary fluctuations;

▪	the effects of our lack of a diversified loan portfolio, including the risk of geographic concentration;

▪	the frequency and magnitude of foreclosure of our loans;

▪	effect of changes in the stock market and other capital markets;

▪	legislative or regulatory changes;

▪	the effects of harsh weather conditions, including hurricanes;

▪	our ability to comply with the extensive laws and regulations to which we are subject;

▪	changes in the securities and real estate markets;

▪	increased competition and its effect on pricing;

▪	technological changes;

▪	changes in monetary and fiscal policies of the U.S. Government;

▪	the effects of security breaches and computer viruses that may affect our computer systems;

▪	changes in consumer spending and saving habits;

▪	changes in accounting principles, policies, practices or guidelines;

▪	effect of government’s action to the financial market crisis, including the possible nationalization of certain financial institutions;

▪	anti-takeover provisions under Federal and state law as well as our Articles of Incorporation and our bylaws; and

▪	our ability to manage the risks involved in the foregoing.

          However, other factors besides those referenced also could adversely affect our results, and you should not consider any such list of factors to be a complete set of all potential risks or uncertainties. Any forward-looking statements made by us or on our behalf speak only as of the date they are made. We do not undertake to update any forward-looking statement, except as required by applicable law.

PART I.	FINANCIAL INFORMATION
Item 1.	CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Floridian Financial Group, Inc., and Subsidiaries

Consolidated Balance Sheet
March 31, 2009 and December 31, 2008
(Dollars in thousands, except per share amounts)

	March 31, 2009	December 31, 2008

Assets
Cash and Due from Banks	$19,353	$17,603
Federal Funds Sold	13,385	150

Total cash and cash equivalents	32,738	17,753
Securities Available for Sale	60,458	43,916
Securities Held to Maturity (Fair value of $12,408 at March 31, 2009 and $12,621 at December 31, 2008)	12,414	12,464
Other Investments	55	66
Loans, Net of Allowance for Loan Losses of $6,091 and $6,051 at March 31, 2009 and December 31, 2008, respectively	301,234	282,740
Property and Equipment	15,583	15,568
Goodwill	500	78
Intangible Assets	1,729	1,777
Deferred Income Taxes	301	29
Other Real Estate Owned	873	712
Other Assets	13,585	13,042

Total assets	$439,470	$388,145

Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Noninterest-bearing demand	$54,274	$54,137
Savings, NOW and money market	195,816	151,512
Time deposits under $100	65,478	45,066
Time deposits of $100 or more	55,546	56,953

Total deposits	371,114	307,668
Short-term Borrowings	7,018	18,737
Other Liabilities	1,212	1,026

Total liabilities	379,344	327,431

Shareholders’ Equity
Preferred stock, $5 par value, 1,000,000 shares authorized; none outstanding	—	—
Common stock, $5 par value, 100,000,000 shares authorized; 6,180,035 and 6,157,178 shares issued and outstanding	30,900	30,786
Additional paid-in capital	37,438	36,983
Retained deficits	(8,024)	(7,316)
Accumulated other comprehensive income (loss)	(188)	261

Total shareholders’ equity	60,126	60,714

Total liabilities and shareholders’ equity	$439,470	$388,145

See Notes to Unaudited Consolidated Financial Statements.

Floridian Financial Group, Inc. and Subsidiaries

Consolidated Statement of Operations (Unaudited)
For the Three Months Ended March 31, 2009 and 2008
(Dollars in thousands)

	For the three months ended March 31,

	2009	2008

Interest income:
Interest and fees on loans	$3,868	$1,007
Interest on securities	517	75
Interest on federal funds sold	11	37
Other interest	48	2

Total interest income	4,444	1,121

Interest expense:
Interest on deposits	1,691	449
Other interest	57	—

Total interest expense	1,748	449

Net interest income	2,696	672

Provision for loan losses	315	50

Net interest income after provision for loan losses	2,381	622

Noninterest income:
Origination fees on loans sold	—	15
Other noninterest income	211	28
Gain on sale of securities	185	4

Total noninterest income	396	47

Noninterest expense:
Salaries and employee benefits	1,857	484
Occupancy and equipment expenses	729	140
Data processing	197	90
Professional fees	107	32
Stationery and supplies	48	14
Insurance	159	12
Telephone and communications	77	15
Core deposit intangible amortization	48	—
Other operating expenses	263	53

Total noninterest expense	3,485	840

Loss before income taxes	(708)	(171)

Income tax benefit	—	—

Net loss	$(708)	$(171)

Basic earnings (loss) per share	$(0.46)	$(0.18)

Diluted earnings (loss) per share	$(0.46)	$(0.18)

See Notes to Unaudited Consolidated Financial Statements

Floridian Financial Group, Inc. and Subsidiaries

Consolidated Statement of Shareholders’ Equity
For the Three Months Ended March 31, 2009 and 2008 (Unaudited)
(Dollars in thousands, except per share amounts)

	Common Stock Par Value	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity

Balance at December 31, 2007	$8,765	$8,827	$(1,203)	$23	$16,412

Sale of 3,812 shares of common stock to employee benefit plan	19	19	—	—	38

Comprehensive loss:
Net loss	—	—	(171)	—	(171)
Change in unrealized gain on securities available for sale, net of income tax	—	—	—	10	10

Total comprehensive loss	—	—			(161)
Share-based compensation	—	7	—		7
Issuance of 1,983,790 shares of stock for acquisition	9,919	9,919	—	—	19,838

Balance at March 31, 2008	$18,703	$18,772	$(1,374)	$33	$36,134

Balance at December 31, 2008	$30,786	$36,983	$(7,316)	$261	$60,714

Sale of 4,221 shares of common stock to employee benefit plan	21	32	—	—	53

Comprehensive loss:
Net loss	—	—	(708)	—	(708)
Change in unrealized gain on securities available for sale, net of income tax	—	—	—	(449)	(449)

Total comprehensive loss	—	—	—	—	(1,157)
Share-based compensation	—	56	—	—	56
Share-based compensation in acquisition, net of registration expense	—	248	—	—	248
Exercise of 6,450 stock options	32	32	—	—	64
Sale of 7,616 shares of common stock for employee stock purchase plan	38	57	—	—	95
Sale of 4,570 shares of common stock for director fees	23	30	—	—	53

Balance at March 31, 2009	$30,900	$37,438	$(8,024)	$(188)	$60,126

See Notes to Unaudited Consolidated Financial Statements

Floridian Financial Group, Inc. and Subsidiaries

Consolidated Statement of Cash Flows (Unaudited)
For the Three Months Ended March 31, 2009 and 2008
(Dollars in thousands)

	For the three months ended

	March 31, 2009	March 31, 2008

Cash Flows From Operating Activities
Net loss	$(708)	$(171)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for loan losses	315	50
Depreciation and amortization	314	66
Net accretion of securities	185	—
Share-based compensation	56	7
Realized gain on sales of available-for-sale securities	(185)	(4)
Increase in cash surrender value	(115)	—
Increase in accrued interest receivable	(272)	(66)
Increase in accrued interest payable	3	50
Other	129	(321)

Net cash used in operating activities	(278)	(389)
Cash Flows From Investing Activities
Purchases of securities available for sale	(49,221)	—
Maturities, calls and principal payments on securities available for sale	32,007	—
Net increase in loans	(19,309)	(8,689)
Purchases of property and equipment, net	(281)	(733)
Investment in Floridian Financial Mortgage	11	—
Cash received in acquisition	—	34,790
Proceeds from sale of other real estate owned	361	—

Net cash (used in) provided by investing activities	(36,432)	25,368
Cash Flows From Financing Activities
Net increase in deposits	63,446	17,610
Net decrease in short-term borrowings	(11,719)	—
Proceeds from sale of stock	264	38
Cost of Stock Offering	(296)	—

Net cash provided by financing activities	51,695	17,648

Net increase in cash and cash equivalents	14,985	42,627
Cash and cash equivalents
Beginning of period	17,753	5,346

End of period	$32,738	$47,973

(continued)

Floridian Financial Group, Inc. and Subsidiaries

Consolidated Statement of Cash Flows (continued)
For the Three Months Ended March 31, 2009 and 2008
(Dollars in thousands)

Supplemental Disclosures of Cash Flow Information and noncash transactions

	For the three months ended

	March 31, 2009	March 31, 2008

Interest paid	$1,725	$442

Income taxes paid	$—	$—

Loans transferred to other real estate owned	$500	$—

Acquisitions (Note 2)
Assets acquired:
Cash and cash equivalents		$34,790
Available-for-sale securities		29,637
Loans, net		120,026
Premises and equipment, net		9,054
Other		906
Core deposit intangibles		1,921
Excess of cost over fair value of net assets acquired		78

		196,412

Liabilities Assumed
Deposits		176,060
Other liabilities		514
Net assets acquired		19,838

Stock issued		$19,838

See Notes to Unaudited Consolidated Financial Statements

Floridian Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except per share amounts)

Note 1.	Nature of Business and Summary of Significant Accounting Policies

Nature of business: Floridian Financial Group, Inc. (the “Company”) is a registered Bank Holding Company formed exclusively to organize and own 100% of its subsidiary banks, Floridian Bank and Orange Bank of Florida (collectively referred to as the “Banks”). The Company was incorporated in 2005, and became operational as a bank holding company once Floridian Bank opened. Floridian Bank is a state-chartered, federally-insured full service commercial banking institution and presently conducts business from its headquarters and main office in Daytona Beach and branch offices in Ormond Beach, Palm Coast and Port Orange, Florida. Orange Bank of Florida is a state-chartered, federally-insured full service commercial banking institution with its headquarters in Orlando, Florida. The Company operates from its main office and branch offices in the Orlando area, Crystal River and Lake County, Florida.

Basis of Financial Statement Presentation: The accompanying unaudited consolidated financial statements include the accounts of the Company and its subsidiaries. Significant intercompany accounts and transactions have been eliminated in consolidation. These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and general practices within the financial services industry and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The information furnished reflects, in the opinion of management, all normal recurring adjustments necessary for a fair presentation of the results for the interim periods presented. The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the results which may be expected for the year as a whole.

Use of estimates: In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, deferred tax assets and the fair value of financial instruments.

Income Taxes: The Company accounts for income taxes according to the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using the enacted tax rates applicable to taxable income for the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation reserves are established against certain deferred tax assets when it is more likely than not that the deferred tax assets will not be realized. Increases or decreases in the valuation reserve are charged or credited to the income tax provision.

Other Real Estate Owned: Other real estate owned consists of properly acquired though, or in lieu of, loan foreclosures or other proceedings and is initially recorded at the lower of the related loan balances less any specific allowance for loss, or fair value at the date of foreclosure, which established a new cost basis. Subsequent to foreclosure, the properties are held for sale and are carried at the lower of cost or fair value less estimated costs of disposal. Any write-down to fair value at the time of acquisition is charged to the allowance for loan losses. Properties are evaluated regularly to ensure the recorded amounts are supported by current fair values, and a charge to operations is recorded as necessary to reduce the carrying amount to fair value less estimated costs to dispose.

Note 2.	Business Combination

On March 31, 2008, as part of our growth through affiliation strategy, the Company acquired 100% of the outstanding common shares of Orange Bank of Florida (“Orange”), a central Florida community bank. The purchase price for Orange was $20,422 paid with 1,983,790 shares of common stock valued at $10.00 per share, and options valued at $584. The value of the shares issued was determined by an independent valuation firm, and the options were valued using Black-Scholes methodology. At the date of the acquisition, Orange had assets of $195,600, loans of $120,900 and deposits of $175,800. The acquisition was accounted for using the purchase method of accounting, and accordingly, the results of operations have been included in the Company’s results of operations since the date of acquisition. Under this method of accounting, the purchase price is allocated to the respective assets acquired and liabilities assumed based on their estimated fair values, net of applicable income tax effects. See the supplemental information provided in the Statement of Cash Flows for the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. The $1,921 of acquired core deposit intangible is being fully amortized over a life of 10 years. The only other significant intangible acquired was the excess cost over fair value of net assets acquired of approximately $500, which has been recorded as goodwill and is not being amortized. Certain transaction costs such as the professional fees related to the preparation and filing of a registration statement and stock compensation expense were not determined until the first quarter of 2009. These adjustments increased goodwill by $422 and additional paid in capital by $288. Certain related items are still being finalized, and as such the allocation of purchase price is subject to refinement, which management does not anticipate will be material.

The unaudited pro forma results of operations, which follow, assume that the Orange acquisition had occurred on January 1, 2008. In addition to combining the historical results of operations, the pro forma calculations include purchase accounting adjustments related to the acquisition. The pro forma calculations do not include any anticipated cost savings as a result of the acquisition.

Unaudited pro forma consolidated results of operations for the periods ended March 31, 2009 and 2008 as though Orange had been acquired January 1, 2008 are as follows:

	March 31, 2009	March 31, 2008

Interest income	$4,444	$3,598
Interest expense	1,748	1,661

Net interest income	2,696	1,937
Provision for loan losses	(315)	(319)
Non-interest income	396	224
Non-interest expense	(3,485)	(2,896)

Income before taxes	(708)	(1,054)
Income benefit	—	—

Net loss	$(708)	$(1,054)

The pro forma results of operations are not necessarily indicative of the actual results of operations that would have occurred had the Orange acquisition actually taken place as of January 1, 2008 or results that may occur in the future.

Note 3.	Loans

Loans were comprised of the following:

	March 31, 2009	December 31, 2008

Commercial and financial	$51,103	$50,962
Real estate mortgages	238,641	221,485
Installment and consumer	17,817	16,586

Total loans	307,561	289,033
Allowance for loan losses	(6,091)	(6,051)
Unearned fees	(236)	(242)

Net loans	$301,234	$282,740

Activity in the allowance for loan losses is as follows:

	For the Three Months Ended March 31,

	2009	2008

Beginning balance	$6,051	$725
Net charge offs	(275)	$—
Provision	315	50

Ending balance	$6,091	$775

The following is a summary of information pertaining to impaired and nonaccrual loans:

	March 31, 2009	December 31, 2008

Impaired loans without a valuation allowance	$12,476	$7,695
Impaired loans with a valuation allowance	7,293	8,580

Total impaired loans	$19,769	$16,275

Valuation allowance related to impaired loans	$2,199	$2,423
Total nonaccrual loans	7,805	5,999
Total loans past-due 90 days or more and still accruing	—	—

	March 31, 2009	December 31, 2008

Average investment in impaired loans	$15,770	1,702
Interest income recognized on impaired loans	—	—
Interest income recognized on a cash basis on impaired loans	—	—

No additional funds are committed to be advanced in connection with impaired loans.

Note 4.	Commitments and Contingencies

Financial instruments with off-balance-sheet risk: The financial statements do not reflect various commitments and contingent liabilities that arise in the normal course of business to meet the financing needs of customers. These include commitments to extend credit and honor stand-by letters of credit. These instruments involve, to varying degrees, elements of credit, interest rate and liquidity risks in excess of amounts reflected in the balance sheets. The extent of the Bank’s involvement in these commitments or contingent liabilities is expressed by the contractual, or notional, amounts of the instruments.

Commitments to extend credit, which amount to $86,300 and $95,400 at March 31, 2009 and December 31, 2008, respectively, represent legally binding agreements to lend to customers with fixed expiration dates or other termination clauses. Since many commitments are expected to expire without being funded, committed amounts do

Note 4.	Commitments and Contingencies (continued)

not necessarily represent future liquidity requirements. The amount of collateral obtained, if any, is based on management’s credit evaluation in the same manner as though an immediate credit extension were to be granted.

Stand-by letters of credit are conditional commitments issued by the Bank guaranteeing the performance of a customer to a third party. The decision whether to guarantee such performance and the extent of collateral requirements are made considering the same factors as are considered in credit extension. Stand-by letters of credit totaling $1,696 were outstanding as of March 31, 2009 and December 31, 2008, respectively.

Lines of credit: At March 31, 2009 and December 31, 2008, the Bank had unsecured federal funds lines of credit of $21,000 respectively available from its correspondent banks. At these dates, there were no outstanding draws under these lines. The highest single day borrowing under these lines was $4,750 during the three months ended March 31, 2009.

Note 5.	Regulatory Capital Matters

The Company (on a consolidated basis) and Banks are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Banks must meet specific capital guidelines that involve quantitative measures of the Banks’ assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

Quantitative measures established by regulation to ensure capital adequacy require the Company and Banks to maintain minimum amounts and ratios (set forth in the table on the following page) of total and Tier 1 capital (as defined in the regulations), to risk-weighted assets (as defined), and Tier 1 capital (as defined), to average assets (as defined). Management believes, as of March 31, 2009 and December 31, 2008, that the Company and Banks meet all capital adequacy requirements to which they are subject.

At March 31, 2009, the Company and its banking subsidiaries exceeded all regulatory capital measures to be adequately capitalized. Further, the Company and its banking subsidiaries satisfied all the criteria to be well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company and the Banks must maintain minimum total risk-based, Tier 1 risk based, and Tier 1 leverage ratios as set forth in the following table.

Note 5.	Regulatory Capital Matters (continued)

	Actual		Minimum Amount and Ratio to Remain Well Capitalized

	Amount	Ratio	Amount	Ratio

As of March 31, 2009:
Total capital (to risk-weighted assets)
Consolidated	$63,577	17.5%	$36,334	10.0%
Floridian Bank	$15,309	13.4%	$11,446	10.0%
Orange Bank of Florida	$25,772	10.7%	$24,124	10.0%

Tier 1 capital (to risk-weighted assets)
Consolidated	$59,016	16.2%	$21,800	6.0%
Floridian Bank	$13,864	12.1%	$6,868	6.0%
Orange Bank of Florida	$22,750	9.4%	$14,474	6.0%

Tier 1 capital (to average assets)
Consolidated	$59,016	13.6%	$21,650	5.0%
Floridian Bank	$13,864	10.9%	$6,349	5.0%
Orange Bank of Florida	$22,750	8.0%	$14,073	5.0%

As of December 31, 2008:
Total capital (to risk-weighted assets)
Consolidated	$63,369	18.9%	$33,525	10.0%
Floridian Bank	$15,160	14.6%	10,362	10.0%
Orange Bank of Florida	$22,140	9.8%	22,623	10.0%

Tier 1 capital (to risk-weighted assets)
Consolidated	$59,155	17.7%	$20,115	6.0%
Floridian Bank	$13,849	13.4%	6,217	6.0%
Orange Bank of Florida	$19,304	8.5%	13,574	6.0%

Tier 1 capital (to average assets)
Consolidated	$59,155	15.4%	19,212	5.0%
Floridian Bank	$13,849	12.9%	5,387	5.0%
Orange Bank of Florida	$19,304	7.6%	$12,648	5.0%

The payment of dividends by a Florida state bank is subject to various restrictions set forth in the Florida Financial Institutions Code. Such restrictions generally limit dividends to an amount not exceeding net income for the current and two preceding years, less any dividends paid during that period. Accordingly, management does not expect the payment of dividends at any time in the near future. Since the Company is dependent upon the Bank’s ability to pay dividends, the Company is, in effect, similarly restricted as to its ability to pay dividends.

Note 6.	Fair Values of Financial Instruments

Effective January 1, 2008, we adopted the provisions of SFAS No. 157 for financial assets and financial liabilities. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. The application of SFAS 157 in situations where the market for a financial asset is not active was clarified by the issuance of FSP No. SFAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” (FSP 157-3) in October 2008.

FSP 157-3 became effective immediately and did not significantly impact the methods by which the Company determines the fair values of its financial assets.

Note 6.	Fair Values of Financial Instruments (continued)

SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. The price in the principal (or most advantageous) market used to measure the fair value of the asset or liability shall not be adjusted for transaction costs. An orderly transaction is a transaction that assumes exposure to the market for a period prior to the measurement date to allow for marketing activities that are usual and customary for transactions involving such assets and liabilities; it is not a forced transaction. Market participants are buyers and sellers in the principal market that are (i) independent, (ii) knowledgeable, (iii) able to transact and (iv) willing to transact.

SFAS 157 requires the use of valuation techniques that are consistent with the market approach, the income approach and/or the cost approach. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities. The income approach uses valuation techniques to convert expected future amounts, such as cash flows or earnings, to a single present value amount on a discounted basis. The cost approach is based on the amount that currently would be required to replace the service capacity of an asset (replacement cost). Valuation techniques should be consistently applied. Inputs to valuation techniques refer to the assumptions that market participants would use in pricing the asset or liability. Inputs may be observable, meaning those that reflect the assumptions market participants would use in pricing the asset or liability developed based on market data obtained from independent sources, or unobservable, meaning those that reflect the reporting entity’s own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. In that regard, SFAS 157 establishes a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The fair value hierarchy is as follows:

Level 1: Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.

Level 2: Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

Level 3: Significant unobservable inputs that reflect a reporting entity’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below.

In general, fair value is based upon quoted market prices, where available. If such quoted market prices are not available, fair value is based upon internally developed models that primarily use, as inputs, observable market-based parameters. Valuation adjustments may be made to ensure that financial instruments are recorded at fair value. These adjustments may include amounts to reflect counterparty credit quality, the Company’s creditworthiness, among other things, as well as unobservable parameters. Any such valuation adjustments are applied consistently over time. Our valuation methodologies may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. While management believes the Company’s valuation methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.

Note 6.	Fair Values of Financial Instruments (continued)

Financial Instruments Recorded at Fair Value on a Recurring Basis

The following table sets forth the Company’s assets and liabilities which are carried at fair value on a recurring basis as of March 31, 2009 and December 31, 2008, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	March 31, 2009

	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total at Fair Value

Assets
Securities available for sale	$—	$60,458	$—	$60,458

	December 31, 2008

	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total at Fair Value

Assets
Securities available for sale	$—	$43,916	$—	$43,916

Financial Instruments Recorded at Fair Value on a Nonrecurring Basis

Impaired Loans: Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually, impaired, management measures impairment in accordance with SFAS 114, “Accounting by Creditors for Impairment of a Loan,” (SFAS 114). The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At March 31, 2009, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. In accordance with SFAS 157, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. Collateral values are estimated using Level 3 inputs based on customized discounting criteria.

The Company may be required, from time to time, to measure certain financial assets and financial liabilities at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period.

Note 6.	Fair Values of Financial Instruments (continued)

The fair values of assets measured at fair value on a nonrecurring basis are as follows at March 31, 2009 and December 31, 2008:

	March 31, 2009

	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3

Impaired loans	$—	$—	$5,094

	December 31, 2008

	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3

Impaired loans	$—	$—	$6,157

Note 7.	New Accounting Pronouncements

          In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations (SFAS No. 141(R)). SF AS No. 141 (R), among other things, establishes principles and requirements for how the acquirer in a business combination (a) recoguizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquired business, (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bergain purchase, and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) is effective for fiscal years beginning on or after December 15, 2008, with early adoption prohibited. The Company is required to adopt SFAS No. 141(R) for all business combinations for which the acquisition date is on or after January 1, 2009. Earlier adoption is prohibited. This standard will change the accounting treatment for business combinations on a prospective basis.

          In April 2009, the Financial Accounting Standards Board (FASB) issued three amendments to the fair value measurement, disclosure and other-than-temporary impairment standards:

•	FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly

•	FSP FAS 115-2, Recognition and Presentation of Other-Than-Temporary Impairments

•	FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments

These amendments were in response to concerns raised by constituents, the mark-to-market study conducted for Congress by the Securities and Exchange Commission (SEC) and the recent hearings held by the U.S. House of Representatives on mark-to-market accounting. Each of these accounting standards is effective for interim periods ending after June 15, 2009, and is to be applied prospectively. Early adoption is permitted for periods ending after March 15, 2009. The Company has chosen not to adopt these FSP’s early.

FASB Staff Position (FSP) No. FAS-157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly –

Note 7.	New Accounting Pronouncements (continued)

          FSP FAS 157-4 provides additional guidance on: a) determining when the volume and level of activity for the asset or liability has significantly decreased; b) identifying circumstances in which a transaction is not orderly; and c) understanding the fair value measurement implications of both (a) and (b). This FSP requires several new disclosures, including the inputs and valuation techniques used to measure fair value and a discussion of changes in valuation techniques and related inputs, if any, in both interim and annual periods.

FSP FAS 115-2 Recognition and Presentation of Other-Than-Temporary Impairments –

          FSP FAS 115-2 clarifies the interaction of factors that should be considered when determining whether a debt security is other-than-temporarily impaired (“OTTI”). For debt securities, management must assess whether (a) it has the intent to sell the security, or (b) it is more likely than not that it will be required to sell the security prior to its anticipated recovery. If OTTI exists, but the entity does not intend to sell the security, then the OTTI adjustment is separated into the credit-related impairment portion which is charged to earnings and the other impairment portion which is recognized in other comprehensive income. This FSP also expands and increases the frequency of certain OTTI related disclosures.

FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments –

          FSP FAS 107-1 and APB 28-1 require disclosures about the fair value of financial instruments for interim periods of publicity traded companies as well as in annual financial statements. Fair value information along with the significant assumptions used to estimate fair value must be disclosed.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The following management’s discussion and analysis provides supplemental information, which sets forth the major factors that have affected our financial condition and results of operations during the periods included in the accompanying consolidated financial statements and should be read in conjunction with the Consolidated Financial Statements and related notes. The analysis is divided into subsections entitled “Business Overview,” “Results of Operations,” “Market Risk,” “Financial Condition,” “Liquidity,” “Capital Resources,” “Off-Balance Sheet Arrangements,” and “Critical Accounting Policies.” The following information should provide a better understanding of the major factors and trends that affect our earnings performance and financial condition, and how our performance during 2009 compares with prior years. Throughout this section, Floridian Financial Group, Inc., and subsidiaries, collectively, are referred to as “Company,” “we,” “us,” or “our.”

CAUTION CONCERNING FORWARD-LOOKING STATEMENTS

          This Quarterly Report on Form 10-Q, including this management’s discussion and analysis section, contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, among others, statements about our beliefs, plans, objectives, goals, expectations, estimates and intentions that are subject to significant risks and uncertainties and are subject to change based on various factors, many of which are beyond our control. The words “may,” “could,” “should,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan,” “target,” “goal,” and similar expressions are intended to identify forward-looking statements.

          All forward-looking statements, by their nature, are subject to risks and uncertainties. Our actual future results may differ materially from those set forth in our forward-looking statements. Please see the Introductory Note and Item 1A. Risk Factors of our Registration Statement on Form 10, and in our other filings made from time to time with the SEC after the date of this report.

          However, other factors besides those listed in our Quarterly Report or in our Form 10 also could adversely affect our results, and you should not consider any such list of factors to be a complete set of all potential risks or uncertainties. Any forward-looking statements made by us or on our behalf speak only as of the date they are made. We do not undertake to update any forward-looking statement, except as required by applicable law.

Business Overview

          About Our Business

          We are a multi-bank holding company headquartered in Lake Mary, Florida, a community situated between Orlando and Daytona Beach, Florida. We were incorporated on September 8, 2005 as the bank holding company of Floridian Bank, a Florida chartered commercial bank. We commenced operations, along with Floridian Bank, on March 20, 2006. Since 2006, we have grown rapidly. As of March 31, 2008, our second year anniversary, Floridian Bank had grown to approximately $86 million in assets, including approximately $61 million in net loans, and approximately $70 million in deposits.

          On March 31, 2008, we closed a merger transaction in which Orange Bank of Florida, a Florida chartered commercial bank, became our wholly-owned subsidiary. The transaction was treated as a merger of equals where each shareholder of Orange Bank received 1.04 shares of our common stock. At the time of the merger, Orange Bank had approximately $196 million in assets, including approximately $120 million in loans, and approximately $176 million in deposits.

          Both Floridian Bank and Orange Bank are full service commercial banks, providing a wide range of business and consumer financial services in our target marketplace, which is comprised primarily of Orange, Seminole, Citrus, Lake, Flagler, and Volusia Counties in Florida. Floridian Bank is headquartered in Daytona Beach, Florida, with a primary service area in Flagler and Volusia Counties. Orange Bank is headquartered in Orlando, Florida, with a primary service area in Orange, Seminole, Lake and Citrus Counties. Collectively, our Banks operate 14 banking offices.

          Our growth strategy is to affiliate with banks or bank holding companies situated in market areas along the east coast of Florida from St. Johns County to West Palm Beach, along the I-4 Corridor east from Daytona Beach to Tampa, and along the west coast of Florida from the Tampa MSA to Naples. Our “affiliate model” is not a traditional merger and acquisition strategy. Rather, we expect to affiliate with community banks that are looking to benefit from a holding company structure to achieve their growth goals. Although the affiliate bank becomes a subsidiary, part of our strategy is to maintain the affiliate bank’s independence by keeping its existing directors and officers, as well as retaining the affiliate bank’s identity, while we provide centralized support to the affiliate bank. We expect that this strategy will permit us to grow while paying less than the book value multiple we would have had to pay in a traditional merger and acquisition strategy.

          The Banks offer commercial and retail banking services with an emphasis on commercial and commercial real estate lending, particularly to the medical services industry. As of March 31, 2009, we had total assets of $439 million, deposits of $371 million, and total gross loans of $307 million. In addition, as of March 31, 2009, we had $60 million in total shareholders’ equity, after having completed a $30 million secondary stock offering in July 2008. At March 31, 2009, our capital ratios all surpassed regulatory “well capitalized measures”:

	As of March 31, 2009	Minimum to be “Well Capitalized”

Risk Based Capital	17.5%	10.0%
Tier 1 Capital	16.2%	6.0%
Leverage Capital	13.6%	5.0%

          In October 2008, we entered into a joint venture with FBC Mortgage, LLC, a licensed correspondent mortgage lender, located in Orlando, Florida. The joint venture, Floridian Financial Mortgage, facilitates the origination of jumbo, conventional and FHA residential mortgages selling most loans into the secondary market. The primary purpose of this operation is to supplement our sources of fee income provided by the Banks. We have a 49% interest in the joint venture and account for our interest using the equity method.

          Our principal executive offices are located at 175 Timacuan Boulevard, Lake Mary, Florida 32746. The telephone number at that office is (407) 321-3233.

          Current Industry Environment

          The global and U.S. economies are experiencing significantly reduced business activity as a result of, among other factors, disruptions in the financial system in the past year. In fact, the National Bureau of Economic Research announced that the U.S. had entered into a recession in December 2007. Dramatic declines in the housing market during the past year, with falling home prices and increasing foreclosures and unemployment, have resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities and major commercial and investment banks. These write-downs, initially of mortgage-backed securities but spreading to credit default swaps and other derivative securities, as well as other areas of the credit market, including investment grade and non-investment grade corporate debt, convertible securities, emerging market debt and equity, and leveraged loans, have caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to fail.

          The magnitude of these declines led to a crisis of confidence in the financial sector as a result of concerns about the capital base and viability of certain financial institutions. During this period, interbank lending and commercial paper borrowing fell sharply, precipitating a credit freeze for both institutional and individual borrowers. This market turmoil and tightening of credit have led to an increased level of consumer and commercial delinquencies, lack of consumer confidence, increased market volatility and widespread reduction of business activity generally. The resulting economic pressure on consumers and lack of confidence in the financial markets has, in some cases, adversely affected the financial services industry.

          Over the course of the past year, the landscape of the U.S. financial services industry changed dramatically, especially during the fourth quarter of 2008. Lehman Brothers Holdings Inc. declared bankruptcy, and many major U.S. financial institutions consolidated, were forced to merge or were put into conservatorship by the U.S. Federal Government, including The Bear Stearns Companies, Inc., Wachovia Corporation, Washington Mutual, Inc., Federal Home Loan Mortgage Corporation and Federal National Mortgage Association. In addition, the U.S. Federal Government provided a sizable loan to American International Group Inc. (“AIG”) in exchange for an equity interest in AIG. Economic conditions continued to worsen in the first quarter of 2009.

          Our lending operations are entirely in the State of Florida, which has been particularly hard hit in the current U.S. recession. Evidence of the economic downturn in Florida is reflected in current unemployment statistics. The Florida unemployment rate at March 2009 increased to 9.7% from 8.1% at the end of 2008 and from 4.7% at the end of 2007, reaching the highest level since 1976. A worsening of the economic conditions in Florida would likely exacerbate the adverse effects of these difficult market conditions on our customers, which may have a negative impact on our financial results.

          To combat the severe recession, the federal government and the Federal Reserve have been extremely active in setting monetary policy, sometimes through the use of extraordinary techniques that previously have had limited use. For example, the U.S. government has passed the Emergency Economic Stabilization Act, which provides the Treasury Department the ability to purchase or insure troubled assets held by financial institutions. In addition, the Treasury Department has the ability to purchase equity stakes in financial institutions. Other extraordinary measures taken by U.S. governmental agencies include: increasing deposit insurance limits, providing financing to money market mutual funds, and purchasing commercial paper. In addition, the Federal Reserve has lowered both the federal funds benchmark rate and the discount rate by 400 basis points in 2008 and at the end of the first quarter the federal funds target rate was in a range of 0% to 0.25% and the discount rate was 0.50%. It is not clear at this time what impact these measures, as well as other extraordinary measures previously announced or announced in the future, will have on us or the financial markets as a whole.

          As these governmental programs have been announced, we have reviewed the programs to determine whether we should participate. At this time, we believe we have sufficient capital to achieve our business plan, and therefore, have not opted to participate in the TARP Capital Purchase Program, a program that supplies capital to banks from the U.S. government. We have, however, elected to participate in the Transaction Account Guarantee Program, which currently provides a guarantee from the FDIC for non-interest bearing transaction accounts.

Results of Operations

          We incurred a consolidated net loss of $708 in the three months ended March 31, 2009 compared to a loss of $171 for the same period in 2008. As noted previously, we merged with Orange Bank at the end of the first quarter 2008 which increased our assets from $86 million to $282 million. The significant increase in assets, including interest earning assets, led to a significant increase in our interest income. Compared to prior periods, Floridian Bank’s results were impacted by the Federal Reserve’s rate reductions in combating a slumping economy as well as the addition of a fourth banking office. The merger with Orange Bank, also contributed to a greater loss than experienced in the prior year due to large expenses related to Orange Bank’s accelerated growth plans.

          For the period following the merger with us, Orange Bank’s results were directly impacted by the Federal Reserve’s rate reductions exacerbated by an aggressive growth plan adding business development staff and four additional branches, which has increased expenses substantially. We expect these growth initiatives to contribute positively to future operating results. Further, we have not recognized the tax benefits of the operating losses incurred rather we have set up an allowance for deferred taxes until we become profitable.

CONDENSED SUMMARY OF EARNINGS

	For The Three Months Ended March 31,

(Dollars in Thousands, Except Per Share Data)	2009	2008

Interest Income	$4,444	$1,121
Interest Expense	1,748	449

Net Interest Income	2,696	671
Provision For Loan Losses	315	50
Noninterest Income	396	48
Noninterest Expense	3,485	840

Income Before Income Taxes	(708)	(171)
Income Tax Benefit	—	—

Net Loss	(708)	(171)

Basic Net Loss Per Share	$(0.46)	$(0.18)

Selected Operating Ratios
Return on Assets	(0.66%)	(0.91%)
Return on Equity	(4.76%)	(4.20%)
Dividend Payout Ratio	N/A	N/A
Equity to Assets Ratio	13.68%	12.81%

          Net Interest Income

          Our profitability is dependent to a large extent on net interest income which is the difference between the interest received on earning assets such as loans and securities and the interest paid on interest bearing liabilities principally deposits and borrowings. Our principal interest earning assets are loans, investment securities, and federal funds sold. Interest-bearing liabilities primarily consist of certificates of deposit, NOW accounts, savings deposits, and money market accounts. Funds attracted by these interest-bearing liabilities are invested in interest-earning assets. Accordingly, net interest income depends upon the volume of average interest-earning assets and average interest-bearing liabilities and the interest rates earned or paid on them.

          The significance of net interest income is largely enhanced as our size grows and the impact of market rates of interest as influenced by the Federal Reserve’s monetary policy.

          The following table reflects the components of net interest income, setting forth for the three month periods ended March 31, 2009 and 2008 presented, (1) average assets, liabilities and shareholders’ equity, (2) interest income earned on interest-earning assets and interest paid on interest-bearing liabilities, (3) average yields earned on interest-earning assets and average rates paid on interest-bearing liabilities, (4) our net interest spread (i.e., the average yield on interest-earning assets less the average rate on interest-bearing liabilities) and (5) our net interest margin (i.e., the net yield on interest earning assets):

AVERAGE BALANCES AND INTEREST RATES

(Dollars in Thousands)	Three Months Ended

	March 31, 2009			March 31, 2008

	Average Balance	Interest	Rate	Average Balance	Interest	Rate

ASSETS
Loans, Net(1)(2)	$299,386	$3,868	5.19%	$57,091	$1,006	7.15%
Investment Securities	61,490	517	3.38%	5,040	75	5.99%
Federal Funds Sold	24,011	11	0.19%	5,094	37	2.92%
Repurchase Agreements	—	—	—	201	2	4.04%
Deposits at Interest with Banks	5,100	48	3.79%	100	1	4.02%

Total Earning Assets	389,987	4,444	4.58%	67,526	1,121	6.73%

Other Assets	39,759			8,127

Total Assets	$429,746			$75,653

LIABILITIES
Savings, NOW and Money Market	$183,037	$790	1.74%	$26,073	$186	2.87%
Certificates of Deposit	123,982	901	2.92%	23,161	263	4.57%

Total Interest Bearing Deposits	307,019	1,691	2.21%	49,234	449	3.67%
Short Term Borrowings	6,491	57	3.54%	—	—	—

Total Interest Bearing Liabilities	313,510	1,748	2.24%	49,234	449	3.67%

Noninterest Bearing Deposits	54,968			9,820
Other Liabilities	1,049			272

Total Liabilities	369,527			59,326

Total Shareholders’ Equity	60,219			16,327

Total Liabilities and Equity	$429,746			$75,653

Interest Rate Spread			2.34%			3.06%

Net Interest Income		$2,696			$672

Net Interest Margin			2.80%			4.03%

(1)	Average balances include non-accrual loans, and are net of unearned loan fees of $236 and $78 at March 31, 2009 and 2008, respectively.

(2)	Interest income includes fees on loans of $42 and $10 in the three months ended March 31, 2009 and 2008, respectively.

          Net interest income increased $2.0 million, 401%, from $0.7 million in 2008 to $2.7 million in 2009 principally due to the significant addition of interest earning assets acquired in the Orange Bank merger on March 31, 2008 as well as organic growth in loans and deposits over the 12 month period. While the increase in the amount of our interest earning assets increased our net interest income, our net interest income was negatively impacted by the Federal Reserve’s monetary policy of significantly reducing short-term interest rates by 400 basis points throughout 2008. This rate reduction caused a decline of $1.0 million in net interest income by reducing our net interest margin by 123 basis points. Now that the Federal Reserve has effectively established a zero interest rate policy, going forward there will be less impact on net interest earnings due to interest rate reductions. During 2008, the Banks have been emphasizing originating loans with interest rate floors of approximately 6%. Further, the Banks are aggressively reducing their costs of funds and beginning to lengthen deposit maturities at these lower rates. With these initiatives, it is anticipated that net interest earnings will improve in the short term, and should interest rates begin to rise, net interest income should increase modestly.

          The following table sets forth certain information regarding changes in our interest income and interest expense for the quarter ended March 31, 2009 compared to the quarter ended March 31, 2008. For each category of interest earning assets and interest-bearing liabilities, information is provided on changes attributable to changes in interest rate and changes in the volume. Changes in both volume and rate have been allocated based on the proportionate absolute changes in each category.

RATE VOLUME ANALYSIS

(Dollars In Thousands)	March 31, 2009 and 2008

	Total Change	Due To Average

		Volume	Rate

Interest Earning Assets
Loans, Net	$2,862	$4,290	$(1,428)
Investment Securities	442	836	(394)
Federal Funds Sold	(26)	135	(161)
Other	45	48	(3)

Total	$3,323	$5,309	$(1,986)

Interest Bearing Liabilities
Savings, NOW, Money Market Accounts	$604	$1,112	$(508)
Certificates of Deposit	638	1,139	(501)
Short Term Borrowings	57	—	57

Total	$1,299	$2,251	$(952)

Changes In Net Interest Income	$2,024	$3,058	$(1,034)

          Provision for Loan Losses

          The allowance for loan losses is established through a provision for loan losses charged against operations. Loans are charged against the allowance for loan losses when management believes that the collectability of the principal is unlikely. The allowance is an amount that management believes is adequate to absorb possible losses on existing loans that may become uncollectable, based on evaluations of the collectability of loans, industry historical loss experience, current economic conditions, portfolio mix, and other factors. While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic conditions.

          Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, as a practical expedient, at the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. A loan is impaired when it is probable the creditor will be unable to collect all contractual principal and interest payments due in accordance with the terms of the loan agreement. Cash collections on impaired loans are credited to the loan receivable balance and no interest income is recognized on those loans until the principal balance is current.

          As a direct result of these factors and analyses the loan loss provision was $315 for the three months ended March 31, 2009 compared to $50 for the same period in 2008 representing an allowance of 1.98% of total loans at March 31, 2009.

          Non Interest Income

          Following is a schedule of non interest income:

	Three months ended March 31,

(Dollars in thousands)	2009	2008

Origination fees on loans sold	$—	$15
Other	211	28
Gain on sale of securities	185	4

Totals	$396	$47

          Non interest income derived principally from loan and deposit fees increased in 2009 due to the addition of Orange Bank. It is expected that as our loans and deposits increase in the future, these fees will show a proportionate increase. Non interest income, further enhanced by the addition of Bank Owned Life Insurance in mid year 2008, increased to $396 for the three months ended March 31, 2009 from $47 in the same period 2008. Non interest income in 2009 included the gain or sale of securities of $185, which represents a disposal of longer-term securities available for sale.

          Non Interest Expense

          Following is a schedule of non interest expense:

	For the three months ended March 31,

(Dollars in thousands)	2009	2008

Salaries and employee benefits	$1,857	$484
Occupancy and equipment expense	729	140
Professional fees	107	32
Data processing	197	90
Core deposit intangible amortization	48	—
Stationery and supplies	48	14
Insurance	159	12
Telephone and communications	77	15
Other	263	53

Totals	$3,485	$840

          Total non interest expense of $3.5 million during the three months ended March 31, 2009 increased $2.6 million or 315% from the same period in 2008 primarily due to the addition of Orange Bank’s operations and the six branches added during 2008, as reflected in the increase in salary and employee benefit and occupancy and equipment expenses. It is anticipated that these expenses will show modest increases in future periods generally associated with increased loan and deposit volumes.

          Income Taxes

          We file consolidated tax returns. Having incurred operating losses since our inception in 2006, we have accumulated a net tax benefit over the past three years. We have recorded a valuation allowance to partially offset the deferred tax assets associated with the net operating loss carry forwards generated by our net losses. Management will continue to monitor the deferred tax assets, and will determine whether we will require an additional valuation allowance, or if we experience net income, whether we will need to reverse any remaining valuation allowance. We did not recognize an income tax benefit for the quarters ended March 31, 2009 and 2008.

Market Risk

          Market risk refers to potential losses arising from changes in interest rates, foreign exchange rates, equity prices and commodity prices. We are primarily exposed to interest rate risk inherent in our lending and deposit taking activities as a financial intermediary. To succeed in our capacity as a financial intermediary, we offer an extensive variety of financial products to meet the diverse needs of our customers. These products sometimes contribute to interest rate risk for us when product groups do not complement one another. For example, depositors may want short-term deposits while borrowers desire long-term loans. Changes in market interest rates may also result in changes in the fair value of our financial instruments, cash flows, and net interest income.

          Interest rate risk is comprised of repricing risk, basis risk, yield curve risk, and options risk. Repricing risk arises from differences in the cash flow or repricing between asset and liability portfolios. Basis risk arises when asset and liability portfolios are related to different market rate indexes, which do not always change by the same amount. Yield curve risk arises when asset and liability portfolios are related to different maturities on a given yield curve; when the yield curve changes shape, the risk position is altered. Options risk arises from “embedded options” within asset and liability products as certain borrowers have the option to prepay their loans when rates fall while certain depositors can redeem their certificates of deposit early when rates rise.

          We have established an Asset/Liability Committee (“ALCO”) for each Bank, which are responsible for each Bank’s interest rate risk management. We have implemented a sophisticated asset/liability model at Floridian Bank to measure its interest rate risk. Interest rate risk measures used by us include earnings simulation, economic value of equity (“EVE”) and gap analysis. It is management’s intention to expand the use of this model to include Orange Bank. In the past, Orange Bank had retained a third-party to provide earnings simulation, and EVE and Gap analysis. We do not use derivative financial instruments for market risk management purposes.

          Gap analysis of EVE are static measures that do not incorporate assumptions regarding future business. Gap analysis, while a helpful diagnostic tool, displays cash flows for only a single rate environment. EVE’s long-term horizon helps identify changes in optionality and longer-term positions. However, EVE’s liquidation perspective does not translate into the earnings-based measures that are the focus of managing and valuing a going concern. Net interest income simulations explicitly measure the exposure to earnings from changes in market rates of interest. Our current financial position is combined with assumptions regarding future business to calculate net interest income under various hypothetical rate scenarios. Currently, Floridian Bank’s ALCO, and we expect in the near future, Orange Bank’s ALCO, reviews earnings simulations over the ensuing 12 months under various interest rate scenarios. Reviewing these various measures provides us with a reasonably comprehensive view of our interest rate risk profile.

          The following gap analysis compares the difference between the amount of interest earning assets (“IEA”) and interest bearing liabilities (“IBL”) subject to repricing over a period of time. A ratio of more than one indicates a higher level of repricing assets over repricing liabilities for the time period. Conversely, a ratio of less than one indicates a higher level of repricing liabilities over repricing assets for the time period. It is the Banks’ policy to maintain a cumulative one year gap of +/- 10% and a ratio of IEA/IBL of 0.80 to 1.20. At March 31, 2009, we were slightly out of variance with our policy limits. The variance is anticipated to be corrected over the course of 2009.

GAP ANALYSIS

(Dollars in Thousands)	Within 3 Months	4 To 6 Months	7 To 12 Months	Total 1 Year

Interest Earning Assets (IEA)

Loans	$191,206	$2,207	$7,871	$201,284
Investment
Securities	1,210	12,209	7,194	20,613
Federal Funds Sold	13,385	—	—	13,385
Other	5,000	—	—	5,000

Total	$210,801	$14,416	$15,065	$240,282

Interest Bearing Liabilities (IBL)

Savings, NOW, Money Market	$195,816	$—	$—	$195,816
Certificates of Deposit	38,475	22,309	27,671	88,455
Short Term Borrowings	7,018	—	—	7,018

Total	$241,309	$22,309	$27,671	$291,289

Period Gap	(30,508)	(7,893)	(12,606)	(51,007)

Cumulative Gap	$(30,508)	$(38,401)	$(51,007)

Cumulative Gap / Total Assets	(6.94)%	(8.74)%	(11.61)%
IEA / IBL (Cumulative)	0.87	0.85	0.82

Financial Condition

          Lending Activity

          The loan portfolio consists principally of loans to individuals and small- and medium-sized businesses within our primary market area of Central Florida. The table below shows our loan portfolio composition:

LOAN PORTFOLIO COMPOSITION

(Dollars in Thousands)	March 31, 2009	December 31, 2008

Commercial	$51,103	$50,962
Commercial Real Estate	229,583	212,328
Residential Mortgage	9,058	9,157
Consumer Loans	17,817	16,586

Total loans	$307,561	$289,033
Less: Allowance for Loan Losses	(6,091)	(6,051)
Less: Net Deferred Fees	(236)	(242)

Loans, Net	$301,234	$282,740

          Total loans increased by $18 million during the first three months of 2009 due to organic growth within our market areas principally in the commercial real estate portfolio.

          Non-Performing Assets

          Non-performing assets include non-accrual loans and restructured loans and other real estate owned. Non-accrual loans represent loans on which interest accruals have been discontinued. Restructured loans are loans in which the borrower has been granted a concession on the interest rate or the original repayment terms due to financial distress. Other real estate owned is comprised principally of real estate properties obtained in partial or total loan satisfactions and is included in other assets at its estimated fair value less selling costs.

          We discontinue interest accruals when principal or interest is due and has remained unpaid for 90 to 180 days depending on the loan type, unless the loan is both well secured and in the process of collection. When a loan is placed on non-accrual status, all unpaid interest and fees are reversed. Non-accrual loans may not be restored to accrual status until all delinquent principal and interest have been paid.

          Non-performing loans are closely monitored on an ongoing basis as part of our loan review and work-out process. The potential risk of loss on these loans is evaluated by comparing the loan balance to the fair value of any underlying collateral or the present value of projected future cash flows. Losses are recognized where appropriate.

          Non-performing assets increased approximately $2 million as of March 31, 2009 compared to December 31, 2008 due to a net increase of $1.8 million in non-performing loans representing the addition of $2.6 million loans secured by residential properties, two commercial real estate loans totaling $377 in the aggregate, and two consumer loans secured by residential property. These increases were partially offset by a loan payoff of $198, a $290 loan that was refinanced, a reclassification of a $590 loan from non-performing to other real estate owned, and $235 in loan charge-offs.

NON-PERFORMING ASSETS

(Dollars in Thousands)	March 31, 2009	December 31, 2008

Non-Accrual	$7,805	$5,999
Restructured Loans	—	—

Total Non-Performing Loans	$7,805	$5,999
Other Real Estate Owned	873	712

Total Non-Performing Assets	$8,678	$6,711

Non-Performing Loans as a Percentage of Total Loans	2.5%	2.1%

Non-Performing Assets as a Percentage of Total Assets	2.0%	1.7%

Past Due 90 or more days and still accruing	—	—

          In the three months ended March 31, 2009, interest income not recognized on non-accrual loans (but would have been recognized if the loans were current) was approximately $107.

          Allowance and Provision for Loan Losses

          The allowance for loan losses represents management’s estimate of probable loan losses inherent in the loan portfolio at a specific point in time. This estimate includes losses associated with specifically identified loans as well as estimated probable credit losses inherent in the remainder of the loan portfolio. Additions are made to the allowance through periodic provisions charged to income. Reductions to the allowance occur as loans are charged off. Management evaluates the adequacy of the allowance at least quarterly, and in doing so relies on various factors including, but not limited to, assessment of potential loss, delinquency and non-accrual trends, portfolio growth, underlying collateral coverage and current economic conditions. This evaluation is subjective and requires material estimates that may change over time.

          The components of the allowance for loan losses represent estimates based upon Statement of Financial Accounting Standards No. 5, Accounting for Contingencies and SFAS No. 114, as amended. We apply SFAS No. 114 to commercial loans that are considered impaired.

          Under SFAS No. 114, a loan is impaired when, based upon current information and events, it is probable that the loan will not be repaid according to its contractual terms, including both principal and interest. Management performs individual assessments of impaired loans to determine the existence of loss exposure and, where applicable, the extent of loss exposure based upon the present value of expected future cash flows available to pay the loan, or based upon the estimated realizable collateral where a loan is collateral dependent.

          The following is a summary of information pertaining to impaired loans:

	March 31, 2009	December 31, 2008

Impaired loans without a valuation allowance	$12,476	$7,695
Impaired loans with a valuation allowance	7,293	8,580

Total impaired loans	$19,769	$16,275

Valuation allowance related to impaired loans	$2,199	$2,423

          Investment Activity

          Investment activities serve to enhance the overall yield on interest earning assets while supporting interest rate sensitivity and liquidity positions. Securities purchased with the intent and ability to retain until maturity are categorized as securities held to maturity and carried at amortized cost. All other securities are categorized as securities available for sale and are recorded at fair value. Securities, like loans, are subject to similar interest rate and credit risk. In addition, by their nature, securities classified as available for sale are also subject to market value risks that could negatively affect the level of liquidity available to us, as well as shareholders’ equity. A change in the value of securities held to maturity could also negatively affect the level of shareholders’ equity if there was a decline in the underlying creditworthiness of the issuers and an other-than-temporary impairment is deemed or a change in our intent and ability to hold the securities to maturity.

          As of March 31, 2009, securities totaling $60 million and $12 million were classified as available for sale and held to maturity, respectively. During the three months ended March 31, 2009, securities available for sale increased by $16 million and securities held to maturity decreased $50 from December 31, 2008 due to premium amortization.

          Deposits and Short-Term Borrowings

          As a bank holding company, our primary source of funds is deposits. Those deposits are provided by businesses, municipalities, and individuals located within the markets served by our subsidiaries. In addition, we accept a limited amount of brokered deposits.

          Total deposits increased $63.4 million to $371.1 million at March 31, 2009, compared to December 31, 2008, as a result of organic growth as well as increased brokered deposits. The $255.7 million increase at December 31, 2008 compared to the same period in 2007 was due to the addition of Orange Bank and organic growth.

          Short-term borrowings, made up of federal funds purchased, and other short-term borrowings, decreased by $11.7 million at March 31, 2009 compared to a balance of $18.7 million at December 31, 2008. This decrease is the result of a reduction in short term funding needs due to growth in deposit funding sources. As of March 31, 2009, total short-term borrowings were approximately 12% of our total shareholders’ equity.

Liquidity

          Our goal in liquidity management is to satisfy the cash flow requirements of depositors and borrowers as well as our operating cash needs with cost-effective funding. Our Board of Directors has established an Asset/Liability Policy in order to achieve and maintain earnings performance consistent with long-term goals while maintaining acceptable levels of interest rate risk, a “well-capitalized” balance sheet, and adequate levels of liquidity. This policy designates each Bank’s ALCO as the body responsible for meeting these objectives. The ALCO, which includes members of executive management, reviews liquidity on a periodic basis and approves significant changes in strategies that affect balance sheet or cash flow positions.

          The primary source of liquidity is deposits provided by commercial and retail customers. The Banks attract these deposits by offering an array of products designed to match customer needs and priced in the middle of our competitors. Deposits can be very price sensitive; therefore, we believe that fluctuating deposit offering rates to the top of the market would generate a larger inflow of funds. In addition to local market deposits, the Banks have access to national brokered certificates of deposit markets as well as deposit subscription services. The Banks use these alternative sources of deposits to supplement deposits particularly when the rates are lower than the local market. These sources of deposit are limited by our policies to 25% of assets. Overall deposit levels are monitored on a constant basis as are liquidity policy levels, which must be maintained at a minimum of 14% of total deposits. Sources of these liquidity levels include cash and due from banks, short-term investments such as federal funds sold, and our investment portfolio, which can also be used as collateral for short-term borrowings. Alternative sources of funds include unsecured federal funds lines of credit through correspondent banks. The Banks have established contingency plans in the event of extraordinary fluctuations in cash resources.

          Operating Activities

          Cash flows from continuing operating activities primarily include net income (loss), adjusted for items that did not impact cash. Net cash used by continuing operating activities was $278 for the three months ended March 31, 2009 a decrease of $111 from $389 for the same period last year. The decrease was primarily due to additional non-cash charges for loan loss provision, depreciation and accretion offset by a greater net loss, deferred income tax benefit, gains on sale of available for sale securities and an increase in accrued interest receivable.

          Investing Activities

          Cash used in investing activities reflects the impact of loans and investments acquired for our interest-earning asset portfolios, as well as cash flows from asset sales and the impact of acquisitions. For the three months ended March 31, 2009, we had net cash flows used in investing activities of $36 million, compared to $25 million provided from investing activities for the same period in 2008. The change in cash flows from investing activities was primarily due to acquisition of Orange Bank and an increase in loan originations.

          Financing Activities

          Cash flows from financing activities include transactions and events whereby cash is obtained from depositors, creditors or investors. For the three months ended March 31, 2009, we had net cash flows provided by financing activities of $52 million, compared to $18 million for the three months ended March 31, 2008. The change in cash flows from financing activities was primarily due to an increase in deposits offset by a decline in short term borrowings.

Capital Resources

          The assessment of capital adequacy depends on a number of factors such as asset quality, liquidity, earnings performance, changing competitive conditions and economic forces. We seek to maintain a strong capital base to support growth and expansion activities, to provide stability to current operations and to promote public confidence.

          We successfully completed a $30 million secondary capital offering in June 2008 at a price of $12.50 per share. We intend to continue to grow through acquisitions, which could potentially impact our capital position.

          We offer a stock purchase plan to our employees and directors to purchase shares of our common stock at fair market value. In 2008, employees purchased 7,616 shares valued at $12.50, which were issued in February 2009.

          Holders of our common stock are entitled to receive dividends when, as and if declared by our Board of Directors out of funds legally available for that purpose. We have not paid any dividends to our holders of common stock in the past and we currently do not intend to pay dividends on our common stock in the near future. In the event that we decide to pay dividends, there are a number of restrictions on our ability to do so.

          For a foreseeable period of time, our principal source of cash revenues will be dividends paid by the Banks to us with respect to their common stock. There are certain restrictions on the payment of these dividends imposed by federal banking laws, regulations and authorities.

          The declaration and payment of dividends on our common stock will depend upon our earnings and financial condition, liquidity and capital requirements, the general economic and regulatory climate, our ability to service any equity or debt obligations senior to the common stock and other factors deemed relevant by our Board of Directors. Regulatory authorities in their discretion could impose administratively stricter limitations on the ability of the Banks to pay dividends to us if such limits were deemed appropriate to preserve certain capital adequacy requirements.

Off-Balance Sheet Arrangements

          We do not currently engage in the use of derivative instruments to hedge interest rate risks. However, we are a party to financial instruments with off-balance sheet risks in the normal course of business to meet the financing needs of our customers.

          At March 31, 2009, we had $86.3 million in commitments to extend credit and $1.7 million in standby letters of credit. Commitments to extend credit are agreements to lend to a customer so long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Standby letters of credit are conditional commitments issued by us to guarantee the performance of a customer to a third party. We use the same credit policies in establishing commitments and issuing letters of credit as we do for on-balance sheet instruments.

          If commitments arising from these financial instruments continue to require funding at historical levels, management does not anticipate that such funding will adversely impact our ability to meet on-going obligations. In the event these commitments require funding in excess of historical levels, management believes current liquidity, available lines of credit from the Federal Home Loan Bank, investment security maturities and our revolving credit facility provide a sufficient source of funds to meet these commitments.

Critical Accounting Policies

          Allowance for Loan Losses

          The allowance for loan losses is a valuation allowance for probable incurred credit losses. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged-off.

          The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired or loans otherwise classified as substandard or doubtful. The general component covers non-classified loans and is based on historical loss experience adjusted for current factors.

          A loan is impaired when full payment under the loan terms is not expected. Commercial and commercial real estate loans are individually evaluated for impairment. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Large groups of smaller balance homogeneous loans, such as consumer and residential real estate loans, are collectively evaluated for impairment, and, accordingly, they are not separately identified for impairment disclosures.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          See “Financial Condition - Market Risk and Interest Rate Sensitivity” in Management’s Discussion and Analysis of Financial Condition and Results of Operations, above, which is incorporated herein by reference. Management has determined that no additional disclosures are necessary to assess changes in information about market risk that have occurred since December 31, 2008.

Item 4T.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

          As of March 31, 2009, the end of the period covered by this Form 10-Q, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that as of March 31, 2009, the end of the period covered by this Form 10-Q, we maintained effective disclosure controls and procedures.

Changes in Internal Control Over Financial Reporting

          Our management, including our Chief Executive Officer and Chief Financial Officer, has reviewed our internal control over financial reporting, as defined in Rule 13a-15(f) under the Act. There was no changes in internal control over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

          We are party to lawsuits and claims arising out of the normal course of business. In management’s opinion, there are no known pending claims or litigation, the outcome of which would, individually or in the aggregate, have a material effect on our consolidated results of operations, financial position, or cash flows.

Item 1A.	Risk Factors

          In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Registration Statement on Form 10 filed on February 27, 2009, which could materially affect our business, financial condition or future results. The risks described in our Registration Statement on Form 10 are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

          In January 2009, employees purchased 7,616 shares of our common stock at a price of $12.50 per share pursuant to our Employee Stock Purchase Plan. Also in January 2009, we issued 4,570 shares of our common stock to directors of Floridian Bank.

          In March 2009, employees purchased 4,221 shares of our common stock at a price of $12.50 per share pursuant to our 401(k) Plan. In addition, in March 2009, stock options to purchase a total of 6,450 shares of our common stock at a price of $10.00 per share were exercised.

All offers and sales of the shares of our common stock in January and March 2009 were made in reliance upon the exemption from the registration requirements of the Securities Act afforded by Rule 701.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders of Floridian Financial Group, Inc. was held on April 16, 2009. Proxies for the meeting were solicited by management, and there was no solicitation in opposition to management’s solicitations. The following summarizes all matters voted upon at this meeting.

1.	The following directors were elected for the terms expiring as listed. The number of votes cast without abstention was as follows:

	DIRECTORS	EXPIRING AT THE ANNUAL MEETING	FOR	AGAINST

CLASS I	William F. Crider	2010	3,440,093	—
	Truman E. Gailey, Jr.	2010	3,440,093	—
	Jennings L. Hurt, III	2010	3,440,093	—
CLASS II	Keith A. Bulko	2011	3,440,093	—
	Michael L. McClanahan	2011	3,440,093	—
	Roxy Marrese, Jr.	2011	3,440,093	—
CLASS III	Charlie W. Brinkley, Jr.	2012	3,440,093	—
	Thomas H. Dargan, Jr.	2012	3,440,993	—
	W. Warner Peacock	2012	3,438,527	1,566
	Stanley H. Sandefur	2012	3,440,093	—

2.	The shareholders approved an Amendment of our Articles of Incorporation to provide for a classified board of directors.

FOR	AGAINST	ABSTAIN	NONVOTE

3,415,328	17,173	32,353	—

3.	The shareholders approved an Amendment of our Articles of Incorporation to prohibit shareholder action by written consent.

FOR	AGAINST	ABSTAIN	NONVOTE

3,129,337	257,050	78,467	—

4.	The shareholders approved an Amendment of our Articles of Incorporation to provide for an increase in the percentage of shares required to call a special meeting of shareholders to at least 50%.

FOR	AGAINST	ABSTAIN	NONVOTE

3,271,035	107,586	86,233	—

5.	The shareholders ratified the selection of McGladrey & Pullen LLP as the Company’s independent registered public accounting firm for the year ending December 31, 2009.

FOR	AGAINST	ABSTAIN	NONVOTE

3,431,589	10,000	23,265	—

Item 5.	Other Information

None.

Item 6.	Exhibits

(A)	Exhibits

31.1	Certification of Charlie W. Brinkley, Jr., Chairman, Chief Executive Officer of Floridian Financial Group, Inc., Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of John D. Waters, Executive Vice President and Chief Financial Officer of Floridian Financial Group, Inc., Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Certification pursuant to 18 U.S.C. Section 1350.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned Chief Financial Officer hereunto duly authorized.

FLORIDIAN FINANCIAL GROUP, INC.
(Registrant)

By:	/s/ John D. Waters

John D. Waters
Executive Vice President and Chief Financial Officer
(Mr. Waters is the Principal Financial Officer and has been duly authorized to sign on behalf of the Registrant)

Date: June 9, 2009

Exhibit Index

31.1	Certification of Charlie W. Brinkley, Jr., Chairman, Chief Executive Officer of Floridian Financial Group, Inc., Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of John D. Waters, Executive Vice President and Chief Financial Officer of Floridian Financial Group, Inc., Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Certification pursuant to 18 U.S.C. Section 1350.