Form 10-Q
period 2009-06-30
FLORIDIAN FINANCIAL GROUP INC
filed 2009-08-14
CIK 1349593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2009

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

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

          Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes ☐ No

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if smaller reporting company)

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

          At August 14, 2009, 6,186,393 shares of the Registrant’s Common Stock, $5.00 par value, were outstanding.

-i-

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

          Our ability to achieve our financial objectives could be adversely affected by the factors discussed in detail in Part I, Item 2., “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, the following sections of our Registration Statement on Form 10, (a) “Risk Factors” in Item 1A. and (b) “Introduction” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in Item 2. as well as:

•	the strength of the United States economy in general and the strength of the local economies in which we conduct operations;

•	the strength of the United States economy in general and the strength of the local economies in which we conduct operations;

•	the loss of our key personnel;

•	the accuracy of our financial statement estimates and assumptions, including our allowance for loan losses;

•	our need and our ability to incur additional debt or equity financing;

•	our ability to execute our growth strategy through expansion;

•	inflation, interest rate, market and monetary fluctuations;

•	the effects of our lack of a diversified loan portfolio, including the risk of geographic concentration;

•	the frequency and magnitude of foreclosure of our loans;

•	effect of changes in the stock market and other capital markets;

•	legislative or regulatory changes;

•	the effects of harsh weather conditions, including hurricanes;

•	our ability to comply with the extensive laws and regulations to which we are subject;

•	changes in the securities and real estate markets;

•	increased competition and its effect on pricing;

•	technological changes;

•	changes in monetary and fiscal policies of the U.S. Government;

•	the effects of security breaches and computer viruses that may affect our computer systems;

•	changes in consumer spending and saving habits;

•	changes in accounting principles, policies, practices or guidelines;

•	effect of government’s action to the financial market crisis, including the possible nationalization of certain financial institutions;

•	anti-takeover provisions under Federal and state law as well as our Articles of Incorporation and our bylaws; and

•	our ability to manage the risks involved in the foregoing.

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

Floridian Financial Group, Inc. and Subsidiaries

Consolidated Balance Sheet
June 30, 2009 and December 31, 2008
(Dollars in thousands, except per share amounts)

	June 30, 2009	December 31, 2008

Assets
Cash and Due from Banks	$9,384	$17,603
Federal Funds Sold	7,607	150

Total cash and cash equivalents	16,991	17,753
Securities Available for Sale	69,846	43,916
Securities Held to Maturity (Fair value of $12,363 at June 30, 2009 and $12,621 at December 31, 2008)	12,363	12,464
Other Investments	51	66
Loans, Net of Allowance for Loan Losses of $3,936 and $6,051 at June 30, 2009 and December 31, 2008, respectively	318,207	282,740
Property and Equipment	15,510	15,568
Goodwill	500	78
Intangible Assets	1,681	1,777
Deferred Income Taxes	319	29
Other Real Estate Owned	1,000	712
Other Assets	13,853	13,042

Total assets	$450,321	$388,145

Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Noninterest-bearing demand	$64,570	$54,137
Savings, NOW and money market	189,834	151,512
Time deposits under $100	64,857	45,066
Time deposits of $100 or more	58,292	56,953

Total deposits	377,553	307,668
Short-term Borrowings	7,016	18,737
Other Liabilities	6,910	1,026

Total liabilities	391,479	327,431

Shareholders’ Equity
Preferred stock, $5 par value, 1,000,000 shares authorized; none outstanding	—	—
Common stock, $5 par value, 100,000,000 shares authorized; 6,186,393 and 6,157,178 shares issued and outstanding	30,932	30,786
Additional paid-in capital	37,503	36,983
Retained deficits	(9,374)	(7,316)
Accumulated other comprehensive income (loss)	(219)	261

Total shareholders’ equity	58,842	60,714

Total liabilities and shareholders’ equity	$450,321	$388,145

See Notes to Unaudited Consolidated Financial Statements.

Floridian Financial Group, Inc. and Subsidiaries

Consolidated Statement of Operations (Unaudited)
For the Three Months Ended June 30, 2009 and 2008
(Dollars in thousands)

	For the three months ended June 30,

	2009	2008

Interest income:
Interest and fees on loans	$4,128	$3,188
Interest on securities	526	446
Interest on federal funds sold	4	126
Other interest	2	127

Total interest income	4,660	3,887

Interest expense:
Interest on deposits	1,567	1,671
Other interest	55	4

Total interest expense	1,622	1,675

Net interest income	3,038	2,212

Provision for loan losses	423	585

Net interest income after provision for loan losses	2,615	1,627

Noninterest income:
Origination fees on loans sold	—	19
Other noninterest income	240	101

Total noninterest income	240	120

Noninterest expense:
Salaries and employee benefits	1,738	1,671
Occupancy and equipment expenses	709	622
Data processing	238	204
Professional fees	148	71
Stationery and supplies	41	78
FDIC Insurance	379	43
Telephone and communications	73	67
Core deposit intangible amortization	48	38
Other operating expenses	832	300

Total noninterest expense	4,206	3,094

Loss before income taxes	(1,351)	(1,347)

Income tax benefit	—	—

Net loss	$(1,351)	$(1,347)

Basic earnings (loss) per share	$(0.22)	$(0.36)

Diluted earnings (loss) per share	$(0.22)	$(0.36)

See Notes to Unaudited Consolidated Financial Statements.

Floridian Financial Group, Inc. and Subsidiaries

Consolidated Statement of Operations (Unaudited)
For the Six Months Ended June 30, 2009 and 2008
(Dollars in thousands)

	For the six months ended June 30,

	2009	2008

Interest income:
Interest and fees on loans	$7,996	$4,195
Interest on securities	1,043	521
Interest on federal funds sold	15	163
Other interest	50	129

Total interest income	9,104	5,008

Interest expense:
Interest on deposits	3,258	2,120
Other interest	112	4

Total interest expense	3,370	2,124

Net interest income	5,734	2,884

Provision for loan losses	738	635

Net interest income after provision for loan losses	4,996	2,249

Noninterest income:
Origination fees on loans sold	—	34
Other noninterest income	451	133
Gain on sale of securities	185	—

Total noninterest income	636	167

Noninterest expense:
Salaries and employee benefits	3,595	2,155
Occupancy and equipment expenses	1,438	768
Data processing	434	294
Professional fees	256	103
Stationery and supplies	88	92
FDIC Insurance	507	51
Telephone and communications	150	82
Core deposit intangible amortization	96	38
Other operating expenses	1,126	351

Total noninterest expense	7,690	3,934

Loss before income taxes	(2,058)	(1,518)

Income tax benefit	—	—

Net loss	$(2,058)	$(1,518)

Basic earnings (loss) per share	$(0.33)	$(0.55)

Diluted earnings (loss) per share	$(0.33)	$(0.55)

See Notes to Unaudited Consolidated Financial Statements.

Floridian Financial Group, Inc. and Subsidiaries

Consolidated Statement of Shareholders’ Equity
For the Six Months Ended June 30, 2009 and 2008 (Unaudited)
(Dollars in thousands, except per share amounts)

	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity

Balance at December 31, 2007	$8,765	$8,827	$(1,203)	$23	$16,412

Sale of 4,678 shares of common stock to employee benefit plan	23	23	—	—	46
Sale of 2,366,222 shares of common stock in offering	11,831	17,747	—	—	29,578
Comprehensive loss:
Net loss	—	—	(1,518)	—	(1,518)
Change in unrealized gain on securities available for sale, net of income tax	—	—	—	(371)	(371)

Total comprehensive loss	—	—	—	—	(1,889)
Share-based compensation	—	36	—	—	36
Issuance of 1,983,790 shares of stock for acquisition	9,919	9,919	—	—	19,838

Balance at June 30, 2008	$30,538	$36,552	$(2,721)	$(348)	$64,021

Balance at December 31, 2008	$30,786	$36,983	$(7,316)	$261	$60,714

Sale of 9,859 shares of common stock to employee benefit plan	49	45	—	—	94

Comprehensive loss:
Net loss	—	—	(2,058)	—	(2,058)
Change in unrealized gain on securities available for sale, net of income tax	—	—	—	(480)	(480)

Total comprehensive loss	—	—	—	—	(2,538)
Share-based compensation	—	115	—	—	115
Share-based compensation in acquisition, net of registration expense	—	236	—	—	236
Exercise of 6,450 stock options	32	32	—	—	64
Sale of 7,616 shares of common stock for employee stock purchase plan	38	57	—	—	95
Issuance of 5,290 shares of common stock issued in lieu of cash director fees	27	35	—	—	62

Balance at June 30, 2009	$30,932	$37,503	$(9,374)	$(219)	$58,842

See Notes to Unaudited Consolidated Financial Statements.

Floridian Financial Group, Inc. and Subsidiaries

Consolidated Statement of Cash Flows (Unaudited)
For the Six Months Ended June 30, 2009 and 2008
(Dollars in thousands)

	For the six months ended
	June 30, 2009	June 30, 2008

Cash Flows From Operating Activities
Net loss	$(2,058)	$(1,518)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for loan losses	738	635
Depreciation and amortization	615	309
Net accretion of securities	448	57
Share-based compensation	115	36
Realized gain on sales of available-for-sale securities	(185)	(4)
Increase in cash surrender value	(234)	—
Increase in accrued interest receivable	(307)	(80)
Increase in accrued interest payable	(30)	18
Net change in other assets	794	(603)

Net cash used in operating activities	(104)	(1,150)

Cash Flows From Investing Activities
Purchases of securities available for sale	(60,088)	(14,510)
Maturities, calls and principal payments on securities available for sale	38,207	—
Net increase in loans	(36,862)	(55,500)
Purchases of property and equipment, net	(461)	(1,247)
Investment in Floridian Financial Mortgage	15	—
Cash received in acquisition	—	34,790
Proceeds from sale of other real estate owned	361	—

Net cash (used in) provided by investing activities	(58,828)	(36,467)

Cash Flows From Financing Activities
Net increase in deposits	69,885	33,384
Net decrease(increase) in short-term borrowings	(11,721)	5,000
Proceeds from sale of stock	302	29,625
Cost of Stock Offering	(296)	—

Net cash provided by financing activities	58,170	68,009

Net increase in cash and cash equivalents	(762)	30,392
Cash and cash equivalents
Beginning of period	17,753	5,346

End of period	$16,991	$35,738

(continued)

Floridian Financial Group, Inc. and Subsidiaries

Consolidated Statement of Cash Flows (continued)
For the Six Months Ended June 30, 2009 and 2008
(Dollars in thousands)

Supplemental Disclosures of Cash Flow Information and noncash transactions

	For the six months ended

	June 30, 2009	June 30, 2008

Interest paid	$3,380	$3,410

Income taxes paid	$—	$—

Loans transferred to other real estate owned	$627	$—

Acquisitions (Note 2)
Assets acquired:
Cash and cash equivalents		$34,790
Available-for-sale securities		29,637
Loans, net		120,026
Premises and equipment, net		9,054
Other		906
Core deposit intangibles		1,921
Excess of cost over fair value of net assets acquired		78

		196,412

Liabilities Assumed
Deposits		176,060
Other liabilities		514
Net assets acquired		19,838

Stock issued		$19,838

See Notes to Unaudited Consolidated Financial Statements.

Floridian Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except per share amounts)

Note 1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          Nature of business: Floridian Financial Group, Inc. (the “Company”) is a registered Bank Holding Company formed exclusively to organize and own 100% of its subsidiary banks, Floridian Bank and Orange Bank of Florida (collectively referred to as the “Banks”). The Company was incorporated in 2005, and became operational as a bank holding company once Floridian Bank opened. Floridian Bank is a state-chartered, federally-insured full service commercial banking institution and presently conducts business from its headquarters and main office in Daytona Beach, through branch offices in Ormond Beach, Palm Coast, and Port Orange, Florida and a loan production office in Tequesta, Florida. Orange Bank of Florida (“Orange Bank”) is a state-chartered, federally-insured full service commercial banking institution with its headquarters in Orlando, Florida. The Company operates from its main office and branch offices in the Orlando area, Crystal River and Lake County, Florida.

          Basis of Financial Statement Presentation: The accompanying unaudited consolidated financial statements include the accounts of the Company and its subsidiaries. Significant intercompany accounts and transactions have been eliminated in consolidation. These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and general practices within the financial services industry and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The information furnished reflects, in the opinion of management, all normal recurring adjustments necessary for a fair presentation of the results for the interim periods presented. The results of operations for the six months ended June 30, 2009 are not necessarily indicative of the results which may be expected for the year as a whole.

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

          Other Real Estate Owned: Other real estate owned consists of property acquired though, or in lieu of, loan foreclosures or other proceedings and is initially recorded at the lower of the related loan balances less any specific allowance for loss, or fair value at the date of foreclosure, which established a new cost basis. Subsequent to foreclosure, the properties are held for sale and are carried at the lower of cost or fair value less estimated costs of disposal. Any write-down to fair value at the time of acquisition is charged to the allowance for loan losses. Properties are evaluated regularly to ensure the recorded amounts are supported by current fair values, and a charge to operations is recorded as necessary to reduce the carrying amount to fair value less estimated costs to dispose.

          Earnings per share: Basic earnings per share is calculated by dividing net income (loss) by the weighted average number of shares of common stock outstanding for each period presented.

          Subsequent events: the Company evaluated events for reporting and disclosure in these financial statements through August 13, 2009 which is the date this Form 10-Q was available to be issued.

Note 2. BUSINESS COMBINATION

          On March 31, 2008, as part of our growth through affiliation strategy, the Company acquired 100% of the outstanding common shares of Orange Bank. The purchase price for Orange Bank was $20,422 paid with 1,983,790 shares of common stock valued at $10.00 per share, and options valued at $584. The value of the shares issued was determined by an independent valuation firm, and the options were valued using Black-Scholes methodology. At the date of the acquisition, Orange Bank had assets of $195,600, loans of $120,900 and deposits of $175,800. The acquisition was accounted for using the purchase method of accounting, and accordingly, the results of operations have been included in the Company’s results of operations since the date of acquisition. Under this method of accounting, the purchase price is allocated to the respective assets acquired and liabilities assumed based on their estimated fair values, net of applicable income tax effects. See the supplemental information provided in the Statement of Cash Flows for the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. The $1,921 of acquired core deposit intangible is being fully amortized over a life of 10 years. The only other significant intangible acquired was the excess cost over fair value of net assets acquired of approximately $500, which has been recorded as goodwill and is not being amortized. Certain transaction costs such as the professional fees related to the preparation and filing of a registration statement and stock compensation expense were not determined until the first quarter of 2009. These adjustments increased goodwill by $422 and additional paid in capital by $288.

          The unaudited pro forma results of operations, which follow, assume that the Orange Bank acquisition had occurred on January 1, 2008. In addition to combining the historical results of operations, the pro forma calculations include purchase accounting adjustments related to the acquisition.

          Unaudited pro forma consolidated results of operations for the periods ended June 30, 2009 and 2008 as though Orange Bank had been acquired January 1, 2008 are as follows:

	June 30, 2009	June 30, 2008

Interest income	$9,104	$7,481
Interest expense	3,370	3,337

Net interest income	5,734	4,144
Provision for loan losses	(738)	(904)
Non-interest income	636	350
Non-interest expense	(7,690)	(5,992)

Income before taxes	(2,058)	(2,402)
Income benefit	—	—

Net loss	$(2,058)	$(2,402)

          The pro forma results of operations are not necessarily indicative of the actual results of operations that would have occurred had the Orange Bank acquisition actually taken place as of January 1, 2008 or results that may occur in the future.

Note 3. SECURITIES

          The amortized cost and fair value of securities with gross unrealized gains and losses follows:

	June 30, 2009

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Securities Available For Sale
Debt Securities:
U.S. Government and federal agencies	$70,197	$51	$(402)	$69,846
Corporate	—	—	—	—
Mortgage-backed	—	—	—	—
Other	—	—	—	—

Total debt securities	70,197	51	(402)	69,846
Marketable equity securities	—	—	—	—

Total securities available for sale	$70,197	$1	$(402)	$69,846

Securities held to maturity
U.S. Government and federal agencies	$12,363	$24	$(24)	$12,363
State and municipal	—	—	—	—
Foreign governments	—	—	—	—
Corporate	—	—	—	—
Mortgage-backed	—	—	—	—
Other	—	—	—	—

Total securities held to maturity	$12,363	$24	$(24)	$12,363

	December 31, 2008

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Securities Available For Sale
Debt Securities:
U.S. Government and federal agencies	$26,166	$151	$(13)	$26,304
Corporate	—	—	—	—
Mortgage-backed	17,331	289	(8)	17,612
Other	—	—	—	—

Total debt securities	43,497	440	(21)	43,916
Marketable equity securities	—	—	—	—

Total securities available for sale	$43,497	$440	$(21)	$43,916

Securities held to maturity
U.S. Government and federal agencies	$12,464	$201	$(44)	$12,621
State and municipal	—	—	—	—
Foreign governments	—	—	—	—
Corporate	—	—	—	—
Mortgage-backed	—	—	—	—
Other	—	—	—	—

Total securities held to maturity	$12,464	$201	$(44)	$12,621

          At June 30, 2009 and December 31, 2008 U.S government obligations with a carrying value of $29,759 and $8,384, respectively, were pledged to secure public deposits and for other purposes required or permitted by law. At June 30, 2009 and December 31, 2008 the carrying amount of securities pledged to secure repurchase agreements was $7,094 and $7,119, respectively.

          The amortized cost and fair value of debt securities by contractual maturity at June 30, 2009 follows:

	Within 1 year	After 1 year through 5 years	After 5 years through 10 years	Over 10 years	Total

Available For Sale, at Fair Value:
U.S. Government and federal agencies	$—	$39,139	$15,208	$15,499	$69,846
Government sponsored enterprises	—	—	—	—	—
Corporate	—	—	—	—	—
Mortgage-backed	—	—		—	—
Other	—	—	—	—	—

Total	$—	$39,139	$15,208	$15,499	$69,846

Securities Held To Maturity
U.S. Government and federal agencies	$—	$—	$2,083	$10,300	$12,383
State and municipal	—	—	—	—	—
Foreign governments	—	—	—	—	—
Corporate	—	—	—	—	—
Mortgage-backed	—	—	—	—	—
Other	—	—	—	—	—

Total	$—	$—	$2,083	$10,300	$12,383

          For the periods ended June 30, 2009 and December 31, 2008 proceeds from sales of securities available for sale amounted to $38,207 and $33,264 respectively. Gross realized gains amounted to $185 and $4 respectively. Gross realized losses amounted to $0 and $0 respectively.

          Information pertaining to securities with gross unrealized losses at June 30, 2009 aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less Than Twelve Months		Over Twelve Months

	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Total Unrealized Losses

Securities Available For Sale
Debt Securities:
U.S. Government and federal agencies	$402	$26,267	$—	$—	$402
Corporate	—	—	—	—	—
Mortgage-backed	—	—	—	—	—
Other	—	—	—	—	—

Total debt securities	402	26,267	—	—	402
Marketable equity securities	—	—	—	—	—

Total securities available for sale	$402	$26,267	$—	$—	$402

Securities Held To Maturity
Debt Securities:
U.S. Government and federal agencies	$24	$10,276	$—	$—	$24
Corporate	—	—	—	—	—
Mortgage-backed	—	—	—	—	—
Other	—	—	—	—	—

Total debt securities	24	10,276	—	—	24
Marketable equity securities	—	—	—	—	—

Total securities available for sale	$24	$10,276	$—	$—	$24

Note 4. LOANS

          Loans were comprised of the following:

	June 30, 2009	December 31, 2008

Commercial and financial	$53,053	$50,962
Real estate mortgages	248,033	221,485
Installment and consumer	21,323	16,586

Total loans	322,409	289,033
Allowance for loan losses	(3,936)	(6,051)
Unearned fees	(266)	(242)

Net loans	$318,207	$282,740

Activity in the allowance for loan losses is as follows:

	For the Six Months Ended June 30,

	2009	2008

Beginning balance	$6,051	$725
Net charge offs	(2,853)	—
Provision	738	635

Increase due to acquisition	—	1,515

Ending balance	$3,936	$2,875

          The following is a summary of information pertaining to impaired and nonaccrual loans:

	June 30, 2009	December 31, 2008

Impaired loans without a valuation allowance	$17,099	$7,695
Impaired loans with a valuation allowance	—	8,580

Total impaired loans	$17,099	$16,275

Valuation allowance related to impaired loans	$—	2,423
Total nonaccrual loans	4,904	5,999
Total loans past-due 90 days or more and still accruing	32	—

	June 30, 2009	December 31, 2008

Average investment in impaired loans	$17,347	1,702
Interest income recognized on impaired loans	—	—
Interest income recognized on a cash basis on impaired loans	—	—

          No additional funds are committed to be advanced in connection with impaired loans.

Note 5. COMMITMENTS AND CONTINGENCIES

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

          Commitments to extend credit, which amount to $82,747 and $95,400 at June 30, 2009 and December 31, 2008, respectively, represent legally binding agreements to lend to customers with fixed expiration dates or other termination clauses. Since many commitments are expected to expire without being funded, committed amounts do not necessarily represent future liquidity requirements. The amount of collateral obtained, if any, is based on management’s credit evaluation in the same manner as though an immediate credit extension were to be granted.

          Stand-by letters of credit are conditional commitments issued by the Bank guaranteeing the performance of a customer to a third party. The decision whether to guarantee such performance and the extent of collateral requirements are made considering the same factors as are considered in credit extension. Stand-by letters of credit totaling $0 and $1,696 were outstanding as of June 30, 2009 and December 31, 2008, respectively.

          Lines of credit: At June 30, 2009 and December 31, 2008, the Banks had unsecured federal funds lines of credit of $20,000 and $21,000 respectively available from their correspondent banks. At these dates, there were no outstanding draws under these lines. The highest single day borrowing under these lines was $8,526 during the six months ended June 30, 2009.

Note 6. REGULATORY CAPITAL MATTERS

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

          Quantitative measures established by regulation to ensure capital adequacy require the Company and Banks to maintain minimum amounts and ratios (set forth in the table on the following page) of total and Tier 1 capital (as defined in the regulations), to risk-weighted assets (as defined), and Tier 1 capital (as defined), to average assets (as defined). Management believes, as of June 30, 2009 and December 31, 2008, that the Company and Banks meet all capital adequacy requirements to which they are subject.

          At June 30, 2009, the Company and its banking subsidiaries exceeded all regulatory capital measures to be adequately capitalized. Further, the Company and its banking subsidiaries satisfied all the criteria to be well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company and the Banks must maintain minimum total risk-based, Tier 1 risk based, and Tier 1 leverage ratios as set forth in the following table.

	Actual		Minimum Amount and Ratio to Remain Well Capitalized

	Amount	Ratio	Amount	Ratio

As of June 30, 2009:
Total capital (to risk-weighted assets)
Consolidated	$60,496	15.7%	$38,614	10.0%
Floridian Bank	$14,728	12.8%	$11,550	10.0%
Orange Bank of Florida	$25,010	9.7%	$25,748	10.0%

Tier 1 capital (to risk-weighted assets)
Consolidated	$56,560	14.7%	$23,168	6.0%
Floridian Bank	$13,401	11.6%	$6,930	6.0%
Orange Bank of Florida	$22,401	8.7%	$15,449	6.0%

Tier 1 capital (to average assets)
Consolidated	$56,560	12.8%	$22,120	5.0%
Floridian Bank	$13,401	10.6%	$6,295	5.0%
Orange Bank of Florida	$22,401	7.8%	$14,437	5.0%

As of December 31, 2008:
Total capital (to risk-weighted assets)
Consolidated	$63,369	18.9%	$33,525	10.0%
Floridian Bank	$15,160	14.6%	$10,362	10.0%
Orange Bank of Florida	$22,140	9.8%	$22,623	10.0%

Tier 1 capital (to risk-weighted assets)
Consolidated	$59,155	17.7%	$20,115	6.0%
Floridian Bank	$13,849	13.4%	$6,217	6.0%
Orange Bank of Florida	$19,304	8.5%	$13,574	6.0%

Tier 1 capital (to average assets)
Consolidated	$59,155	15.4%	$19,212	5.0%
Floridian Bank	$13,849	12.9%	$5,387	5.0%
Orange Bank of Florida	$19,304	7.6%	$12,648	5.0%

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

Note 7. FAIR VALUES OF FINANCIAL INSTRUMENTS

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

Financial Instruments Recorded at Fair Value on a Recurring Basis

          The following table sets forth the Company’s assets and liabilities which are carried at fair value on a recurring basis as of June 30, 2009 and December 31, 2008, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	June 30, 2009

	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total at Fair Value

Assets
Securities available for sale	$—	$69,846	$—	$69,846

	December 31, 2008

	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total at Fair Value

Assets
Securities available for sale	$—	$43,916	$—	$43,916

Financial Instruments Recorded at Fair Value on a Nonrecurring Basis

          Impaired Loans: Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with SFAS 114, “Accounting by Creditors for Impairment of a Loan,” (SFAS 114). The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At June 30, 2009, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. In accordance with SFAS 157, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. Collateral values are estimated using Level 3 inputs based on customized discounting criteria.

          The Company may be required, from time to time, to measure certain financial assets and financial liabilities at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period.

          The fair values of assets measured at fair value on a nonrecurring basis are as follows at June 30, 2009 and December 31, 2008:

June 30, 2009

	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3

Impaired loans	$—	$—	$—

December 31, 2008

	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3

Impaired loans	$—	$—	$6,157

          The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments:

          Cash and due from banks, interest-bearing demand deposits in other banks, and federal funds sold: Due to the short-term nature of these instruments, fair values approximate their carrying amounts.

          Investment Securities: The fair values of investment securities are determined by quoted prices in active markets, when available. If quoted market prices are not available, the fair value is determined by a matrix pricing, which is a mathematical technique, widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities.

          Loans: For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. Fair values for all other loans (for example, commercial, commercial real estate, residential real estate, and consumer loans) are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Fair values for nonperforming loans are estimated using discounted cash flow analyses or underlying collateral values, where applicable.

          Accrued interest receivable and accrued interest payable: The fair values of accrued interest receivable and accrued interest payable approximate their carrying amounts.

          Deposits: The fair value of demand deposits, including non-interest-bearing demand deposits, savings accounts, NOW accounts and money market demand accounts, is equal to their carrying value. Fixed rate term deposits are valued using discounted cash flows. The discount rate used is based on interest rates currently being offered on comparable deposits as to amount and term.

          Short-term borrowings: The carrying amounts of borrowings under repurchase agreements maturing in the amount of $7,016 within 90 days approximate their fair values.

          Off-balance-sheet instruments: Loan commitments and letters of credit are negotiated at current market rates and are relatively short-term in nature. Therefore, their estimated fair value approximates the fees charged and is nominal at June 30, 2009 and December 31, 2008.

          Following is a summary of the carrying amounts and approximate fair values of the Company’s financial instruments at June 30, 2009 and December 31, 2008. The fair value estimates presented are based on pertinent information available to management as of June 30, 2009 and December 31, 2008. Although management is not aware of any factors that would significantly affect the estimated fair values, they have not been comprehensively revalued for purposes of these financial statements since the statement of financial condition date and therefore, current estimates of fair value may differ significantly from the amounts disclosed.

	June 30, 2009

	Carrying Amount	Estimated Fair Value

Financial assets:
Cash and due from banks	$9,384	$9,384
Federal funds sold	7,607	7,607
Securities held to maturity	12,363	12,363
Available-for-sale securities	69,846	69,846
Loans, net	318,207	316,610
Accrued interest receivable	1,717	1,717

Financial liabilities:
Deposits	377,553	377,790
Short-term borrowings	7,016	7,016
Accrued interest payable	155	155

	December 31, 2008

	Carrying Amount	Estimated Fair Value

Financial assets:
Cash and due from banks	$17,603	$17,603
Federal funds sold	150	150
Securities held to maturity	12,464	12,621
Available-for-sale securities	43,916	43,916
Loans, net	282,740	281,315
Accrued interest receivable	1,544	1,544

Financial liabilities:
Deposits	307,668	307,720
Short-term borrowings	18,737	18,737
Accrued interest payable	166	166

Note 8. NEW ACCOUNTING PRONOUNCEMENTS

          In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations (SFAS No. 141(R)). SF AS No. 141 (R), among other things, establishes principles and requirements for how the acquirer in a business combination (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquired business, (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) is effective for fiscal years beginning on or after December 15, 2008, with early adoption prohibited. The Company is required to adopt SFAS No.

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

          These amendments were in response to concerns raised by constituents, the mark-to-market study conducted for Congress by the Securities and Exchange Commission (SEC) and the recent hearings held by the U.S. House of Representatives on mark-to-market accounting. Each of these accounting standards is effective for interim periods ending after June 15, 2009, and is to be applied prospectively. The Company has adopted all of these FSP’s.

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

          SFAS No. 166, “Accounting for Transfers of Financial Assets, an Amendment of FASB Statement No. 140.” SFAS 166 amends SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, “to enhance reporting about transfers of financial assets, including securitizations, and where companies have continuing exposure to the risks related to transferred financial assets. SFAS 166 eliminates the concept of a “qualifying special-purpose entity” and changes the requirements for derecognizing financial assets. SFAS 166 also requires additional disclosures about all continuing involvements with transferred financial assets including information about gains and losses resulting from transfers during the period. SFAS 166 will be effective January 1, 2010 and is not expected to have a significant impact on the Company’s condensed consolidated financial statements.

          SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (SFAS 167) amends FIN 46 (Revised December 2003), “Consolidation of Variable Interest Entities,” to change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. SFAS 167 requires additional disclosures about the reporting entity’s involvement with variable-interest entities and any significant changes in risk exposure due to that involvement as well as its affect on the entity’s financial statements. SFAS 167 will be effective January 1, 2010 and is not expected to have a significant impact on the Company’s consolidated financial statements.

          SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a Replacement of FASB Statement No. 162” (SFAS 168) replaces SFAS 162, “The Hierarchy of Generally Accepted Accounting Principles” and establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative guidance for SEC registrants. All guidance contained in the Codification carries an equal level of authority. All non-grandfathered, non-SEC accounting literature not included in the Codification is superseded and deemed non-authoritative. SFAS 168 will be effective for the Company’s consolidated financial statements for periods ending after September 15, 2009. SFAS 168 is not expected have a significant impact on the Company’s consolidated financial statements.

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

          Both Floridian Bank and Orange Bank are full service commercial banks, providing a wide range of business and consumer financial services in our target marketplace, which is comprised primarily of Orange, Seminole, Citrus, Lake, Flagler, and Volusia Counties in Florida. Floridian Bank is headquartered in Daytona Beach, Florida, with a primary service area in Flagler and Volusia Counties as well as a Loan Production Office in Palm Beach County. Orange Bank is headquartered in Orlando, Florida, with a primary service area in Orange, Seminole, Lake and Citrus Counties. Collectively, our Banks operate 14 banking offices and one loan production office.

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

          The Banks offer commercial and retail banking services with an emphasis on commercial and commercial real estate lending, particularly to the medical services industry. As of June 30, 2009, we had total assets of $450 million, deposits of $378 million, and total gross loans of $322 million. In addition, as of June 30, 2009, we had $59 million in total shareholders’ equity, after having completed a $30 million secondary stock offering in July 2008. At June 30, 2009, our capital ratios all surpassed regulatory “well capitalized measures”:

	As of June 30, 2009	Minimum to be “Well Capitalized”

Risk Based Capital	15.7%	10.0%
Tier 1 Capital	14.7%	6.0%
Leverage Capital	12.8%	5.0%

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

          Our lending operations are entirely in the State of Florida, which has been particularly hard hit in the current U.S. recession. Evidence of the economic downturn in Florida is reflected in current unemployment statistics. The Florida unemployment rate at June 2009 increased to 10.6% from 8.1% at the end of 2008 and from 4.7% at the end of 2007, reaching the highest level since 1975. A worsening of the economic conditions in Florida would likely exacerbate the adverse effects of these difficult market conditions on our customers, which may have a negative impact on our financial results.

          To combat the severe recession, the federal government and the Federal Reserve have been extremely active in setting monetary policy, sometimes through the use of extraordinary techniques that previously have had limited use. For example, the U.S. government has passed the Emergency Economic Stabilization Act, which provides the Treasury Department the ability to purchase or insure troubled assets held by financial institutions. In addition, the Treasury Department has the ability to purchase equity stakes in financial institutions. Other extraordinary measures taken by U.S. governmental agencies include: increasing deposit insurance limits, providing financing to money market mutual funds, and purchasing commercial paper. In addition, the Federal Reserve has lowered both the federal funds benchmark rate and the discount rate by 400 basis points in 2008 and at the end of the second quarter the federal funds target rate remained in a range of 0% to 0.25% and the discount rate was 0.50%. It is not clear at this time what impact these measures, as well as other extraordinary measures previously announced or announced in the future, will have on us or the financial markets as a whole.

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

Results of Operations

Three Months Ended June 30, 2009 Compared to the Three months Ended June 30, 2008

CONDENSED SUMMARY OF EARNINGS

	For The Three Months Ended June 30,

(Dollars in Thousands, Except Per Share Data)	2009	2008

Interest Income	$4,660	$3,887
Interest Expense	1,622	1,675

Net Interest Income	3,038	2,212
Provision For Loan Losses	423	585
Noninterest Income	240	120
Noninterest Expense	4,206	3,094

Income Before Income Taxes	(1,351)	(1,347)
Income Tax Benefit	—	—

Net Loss	(1,351)	(1,347)

Basic Net Loss Per Share	$(0.22)	$(0.36)

Selected Operating Ratios
Return on Average Assets	(1.23%)	(1.71%)
Return on Average Equity	(9.02%)	(10.70%)
Dividend Payout Ratio	N/A	N/A
Equity to Assets Ratio	13.07%	19.47%

          The net loss for the three months ended June 30, 2009 was $1.3 million compared to $1.3 million net loss for the same period of 2008. While the bottom lines are basically identical, the details behind the numbers are widely different. During the three months ended June 30, 2009 there was a significant increase in net interest income while two items of note increased noninterest expenses significantly during the current quarter.

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

Net interest Income

          The following table reflects the components of net interest income, setting forth for the three month periods ended June 30, 2009 and 2008 presented, (1) average assets, liabilities and shareholders’ equity, (2) interest income earned on interest-earning assets and interest paid on interest-bearing liabilities, (3) average yields earned on interest-earning assets and average rates paid on interest-bearing liabilities, (4) our net interest spread (i.e., the average yield on interest-earning assets less the average rate on interest-bearing liabilities) and (5) our net interest margin (i.e., the net yield on interest earning assets):

AVERAGE BALANCES AND INTEREST RATES

(Dollars in Thousands)	Three Months Ended

	June 30, 2009			June 30, 2008

	Average Balance	Interest	Rate	Average Balance	Interest	Rate

ASSETS
Loans, Net(1)(2)	$315,158	$4,128	5.31%	$202,282	$3,181	6.32%
Investment Securities	72,995	526	2.92%	41,857	446	4.29%
Federal Funds Sold	10,000	3	0.13%	20,887	126	2.43%
Deposits at Interest with Banks	519	3	2.03%	15,241	127	3.36%

Total Earning Assets	398,672	4,659	4.74%	280,267	3,880	5.57%

Other Assets	42,289			35,704

Total Assets	$440,961			$315,971

LIABILITIES
Savings, NOW and Money Market	$193,190	$779	1.63%	$134,495	$706	2.11%
Certificates of Deposit	117,869	788	2.71%	91,551	965	4.24%

Total Interest Bearing Deposits	311,059	1,567	2.04%	226,046	1,671	2.97%
Short Term Borrowings	7,088	55	3.14%	670	4	2.52

Total Interest Bearing Liabilities	318,148	1,622	2.07%	226,716	1,675	2.97%

Noninterest Bearing Deposits	59,257			38,262
Other Liabilities	3,677			646

Total Liabilities	381,081			265,624

Total Shareholders’ Equity	59,879			50,348

Total Liabilities and Equity	$440,961			$315,971

Interest Rate Spread			2.67%			2.60%

Net Interest Income		$3,037			$2,205

Net Interest Margin			3.09%			3.16%

(1)	Average balances include non-accrual loans, and are net of unearned loan fees of $253 and $151 at June 30, 2009 and 2008, respectively.

(2)	Interest income includes fees on loans of $46 and $137 in the three months ended June 30, 2009 and 2008, respectively.

          Net interest income increased $0.8 million, or 37.7%, from $2.2 million in 2008 to $3.0 million in 2009 principally due to the addition of interest earning assets due to organic growth in loans, investments and deposits period over the period somewhat offset by a decline in rates promulgated by the Federal Reserve’s monetary policy of significantly reducing short-term interest rates by 400 basis points throughout 2008. Now that the Federal Reserve has effectively established a zero interest rate policy, going forward we would expect there to be less impact on net interest earnings due to interest rate reductions. In managing the net interest margin going forward, the Banks have been emphasizing originating loans with interest rate floors of approximately 6%. Further, the Banks are aggressively reducing their costs of funds and beginning to lengthen deposit maturities at these lower rates.

With these initiatives, it is anticipated that net interest earnings will improve in the short term, and should interest rates begin to rise, net interest income should increase modestly.

          The following table sets forth certain information regarding changes in our interest income and interest expense for the quarter ended June 30, 2009 compared to the quarter ended June 30, 2008. For each category of interest earning assets and interest-bearing liabilities, information is provided on changes attributable to changes in interest rate and changes in the volume. Changes in both volume and rate have been allocated based on the proportionate absolute changes in each category.

RATE VOLUME ANALYSIS

(Dollars In Thousands)	June 30, 2009 and 2008

	Total Change	Due To Average

		Volume	Rate

Interest Earning Assets
Loans, Net	$947	$1745	$(798)
Investment Securities	79	328	(249)
Federal Funds Sold	(123)	(65)	(58)
Other	(130)	(129)	(1)

Total	$773	$1,879	$(1,106)

Interest Bearing Liabilities
Savings, NOW, Money Market Accounts	$74	$303	$(229)
Certificates of Deposit	(177)	271	(448)
Short Term Borrowings	50	40	10

Total	$(53)	$614	$(667)

Changes In Net Interest Income	$826	$1,265	$(439)

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

          As a direct result of these factors and analyses the loan loss provision was $423 for the three months ended June 30, 2009 compared to $585 for the same period in 2008 representing an allowance of 1.22% of total loans at June 30, 2009.

Non interest Income

          Following is a schedule of non interest income:

	Three months ended June 30,

(Dollars in thousands)	2009	2008

Origination fees on loans sold	$—	$19
Other	240	101
Gain on sale of securities	—	—

Totals	$240	$120

          Non interest income derived principally from loan and deposit fees increased in 2009 due to the organic growth in loans and deposits. It is expected that as our loans and deposits increase in the future, these fees will show a proportionate increase. Non interest income, further enhanced by the addition of Bank Owned Life Insurance in mid year 2008, increased to $240 for the three months ended June 30, 2009 from $120 in the same period 2008.

Non interest Expense

          Following is a schedule of non interest expenses:

	For the three months ended June 30,

(Dollars in thousands)	2009	2008

Salaries and employee benefits	$1,738	$1,671
Occupancy and equipment expense	709	622
Professional fees	148	71
Data processing	238	204
Core deposit intangible amortization	48	38
Stationery and supplies	41	78
FDIC Insurance	379	43
Telephone and communications	73	67
Other	832	300

Totals	$4,206	$3,094

          Total noninterest expense of $4.2 million during the three months ended June 30, 2009 increased $1.2 million or 36% from the same period in 2008 due to the addition of six branches during 2008, as reflected in the increase in salary and employee benefit and occupancy and equipment expenses. It is anticipated that these expenses will show modest increases in future periods generally associated with increased loan and deposit volumes. In addition, in the period ending June 30, 2009, there was a substantial increase in FDIC insurance premiums primarily representing a special insurance assessment and a potential customer fraudulent activity which was reserved for.

Income Taxes

          We file consolidated tax returns. Having incurred operating losses since our inception in 2006, we have accumulated a net tax benefit over the past three years. We have recorded a valuation allowance to partially offset the deferred tax assets associated with the net operating loss carry forwards generated by our net losses. Management will continue to monitor the deferred tax assets, and will determine whether we will require an additional valuation allowance, or if we experience net income, whether we will need to reverse any remaining valuation allowance. We did not recognize an income tax benefit for the quarters ended June 30, 2009 and 2008.

Six Months Ended June 30, 2009 Compared to the Six months Ended June 30, 2008

CONDENSED SUMMARY OF EARNINGS

	For The Six Months Ended June 30,

(Dollars in Thousands, Except Per Share Data)	2009	2008

Interest Income	$9,104	$5,008
Interest Expense	3,370	2,124

Net Interest Income	5,734	2,884
Provision For Loan Losses	738	635
Noninterest Income	636	167
Noninterest Expense	7,690	3,934

Income Before Income Taxes	(2,058)	(1,518)
Income Tax Benefit	—	—

Net Loss	(2,058)	(1,518)

Basic Net Loss Per Share	$(0.33)	$(0.55)

Selected Operating Ratios
Return on Average Assets	(0.94% )	(1.02% )
Return on Average Equity	(6.84% )	(7.77% )
Dividend Payout Ratio	N/A	N/A
Equity to Assets Ratio	13.07%	19.47%

          The net loss for the first six months of 2009 totaled $2,058 which compares to a net loss of $1,518 for the same period last year. As noted previously, we merged with Orange Bank at the end of the first quarter 2008 which increased our assets from $86 million to $282 million. The significant increase in assets, including interest earning assets, led to a significant increase in our interest income. Compared to prior periods, Floridian Bank’s results were adversely impacted by the Federal Reserve’s rate reductions in combating a slumping economy as well as the addition of a fourth banking office. The merger with Orange Bank, also contributed to a greater loss than experienced in the prior year due to large expenses related to Orange Bank’s accelerated growth plans.

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

Net Interest Income

          The significance of net interest income is largely enhanced as our size grows and the impact of market rates of interest as influenced by the Federal Reserve’s monetary policy.

          The following table reflects the components of net interest income, setting forth for the six month periods ended June 30, 2009 and 2008 presented, (1) average assets, liabilities and shareholders’ equity, (2) interest income earned on interest-earning assets and interest paid on interest-bearing liabilities, (3) average yields earned on interest-earning assets and average rates paid on interest-bearing liabilities, (4) our net interest spread (i.e., the average yield on interest-earning assets less the average rate on interest-bearing liabilities) and (5) our net interest margin (i.e., the net yield on interest earning assets):

AVERAGE BALANCES AND INTEREST RATES

(Dollars in Thousands)	Six Months Ended

	June 30, 2009			June 30, 2008

	Average Balance	Interest	Rate	Average Balance	Interest	Rate

ASSETS
Loans, Net(1)(2)	$307,311	$7,994	5.25%	$195,982	$4,185	4.29%
Investment Securities	67,147	1,042	3.13%	39,348	522	2.67%
Federal Funds Sold	16,799	14	0.17%	20,638	164	1.60%
Deposits at Interest with Banks	2,825	51	3.63%	15,295	128	1.68%

Total Earning Assets	394,082	9,101	4.66%	271,263	4,999	3.71%

Other Assets	43,310			26,083

Total Assets	$437,392			$297,346

LIABILITIES
Savings, NOW and Money Market	$188,126	$1,568	1.68%	$130,554	$892	1.37%
Certificates of Deposit	120,947	1,694	2.82%	90,709	1,228	2.72%

Total Interest Bearing Deposits	309,073	3,262	2.13%	221,263	2,120	1.93%
Short Term Borrowings	6,772	112	3.33%	648	4	1.3

Total Interest Bearing Liabilities	315,845	3,373	2.15%	221,911	2,125	1.93%

Noninterest Bearing Deposits	58,631			35,922
Other Liabilities	2,579			427

Total Liabilities	377,234			258,260

Total Shareholders’ Equity	60,158			39,086

Total Liabilities and Equity	$437,392			$297,346

Interest Rate Spread			2.50%			1.78%

Net Interest Income		$5,728			$2,874

Net Interest Margin			2.93%			2.12%

(1)	Average balances include non-accrual loans, and are net of unearned loan fees of $236 and $78 at June 30, 2009 and 2008, respectively.

(2)	Interest income includes fees on loans of $42 and $10 in the six months ended June 30, 2009 and 2008, respectively.

          During the first six months net interest income increased $2.9 million, or 99%, from $2.9 million in 2008 to $5.7 million in 2009 principally due to the significant addition of interest earning assets acquired in the Orange Bank merger on March 31, 2008 as well as organic growth in loans and deposits over the 12 month period. While the increase in the amount of our interest earning assets increased our net interest income, our net interest income was negatively impacted by the Federal Reserve’s monetary policy of significantly reducing short-term interest rates by 400 basis points since the end of 2007.

          The following table sets forth certain information regarding changes in our interest income and interest expense for the six months ended June 30, 2009 compared to the same period last year. For each category of interest earning assets and interest-bearing liabilities, information is provided on changes attributable to changes in interest rate and changes in the volume. Changes in both volume and rate have been allocated based on the proportionate absolute changes in each category.

RATE VOLUME ANALYSIS

(Dollars In Thousands)	June 30, 2009 and 2008

		Due To Average
	Total Change
		Volume	Rate

Interest Earning Assets
Loans, Net	$3,809	$2,357	$1,452
Investment Securities	520	368	152
Federal Funds Sold	(150)	(31)	(119)
Other	(83)	(110)	27

Total	$4,096	$2,584	$1,512

Interest Bearing Liabilities
Savings, NOW, Money Market Accounts	$676	$389	$287
Certificates of Deposit	465	407	58
Short Term Borrowings	105	39	66

Total	$1,246	$835	$411

Changes In Net Interest Income	$2,850	$1,749	$1,101

Provision for Loan Losses

          The loan loss provision was $738 for the six months ended June 30, 2009 compared to $635 for the same period in 2008. The increase in the provision is primarily attributable to the growth in loans.

Non interest Income

          Following is a schedule of non interest income:

	Six months ended June 30,

(Dollars in thousands)	2009	2008

Origination fees on loans sold	$—	$34
Other	451	133
Gain on sale of securities	185	—

Totals	$636	$167

          Non interest income derived principally from loan and deposit fees increased in 2009 due to the addition of Orange Bank. It is expected that as our loans and deposits increase in the future, these fees will show a proportionate increase. Non interest income, further enhanced by the addition of Bank Owned Life Insurance in mid year 2008, increased to $451 for the six months ended June 30, 2009 from $133 in the same period 2008. Non interest income in 2009 included the gain or sale of securities of $185, which represents a disposal of longer-term securities available for sale.

Non interest Expense

          Following is a schedule of non interest expense:

	For the six months ended June 30,

(Dollars in thousands)	2009	2008

Salaries and employee benefits	$3,595	$2,155
Occupancy and equipment expense	1,438	768
Professional fees	256	103
Data processing	434	294
Core deposit intangible amortization	96	38
Stationery and supplies	88	92
FDIC Insurance	507	51
Telephone and communications	150	82
Other	1,126	351

Totals	$7,690	$3,934

          Total non interest expense of $7.7 million during the six months ended June 30, 2009 increased $3.8 million or 95% from the same period in 2008 primarily due to the addition of Orange Bank’s operations and the six branches added during 2008, as reflected in the increase in salary and employee benefit and occupancy and equipment expenses. Additionally in 2009, professional fees increased $153 due to SEC filing requirements, FDIC insurance premium increased largely due to a special assessment and rate increases due to bank failures and a potential customer incident of fraud.

Income Taxes

          Please refer to the discussion under the Results of Operations for the Three Months ended June 30, 2009 versus June 30, 2008 for a complete background explanation on income taxes. We have not recognized an income tax benefit for the six months ended June 30, 2009 and 2008.

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

          Gap analysis and EVE are static measures that do not incorporate assumptions regarding future business. Gap analysis, while a helpful diagnostic tool, displays cash flows for only a single rate environment. EVE’s long-term horizon helps identify changes in optionality and longer-term positions. However, EVE’s liquidation perspective does not translate into the earnings-based measures that are the focus of managing and valuing a going concern. Net interest income simulations explicitly measure the exposure to earnings from changes in market rates of interest. Our current financial position is combined with assumptions regarding future business to calculate net interest income under various hypothetical rate scenarios. Currently, Floridian Bank’s

ALCO, and we expect in the near future, Orange Bank’s ALCO, reviews earnings simulations over the ensuing 12 months under various interest rate scenarios. Reviewing these various measures provides us with a reasonably comprehensive view of our interest rate risk profile.

          The following gap analysis compares the difference between the amount of interest earning assets (“IEA”) and interest bearing liabilities (“IBL”) subject to repricing over a period of time and utilizing call dates for its securities portfolio. A ratio of more than one indicates a higher level of repricing assets over repricing liabilities for the time period. Conversely, a ratio of less than one indicates a higher level of repricing liabilities over repricing assets for the time period. It is the Banks’ policy to maintain a cumulative one year gap of +/- 10% and a ratio of IEA/IBL of 0.80 to 1.20. At June 30, 2009, we were slightly out of variance with our policy limits. The variance is anticipated to be corrected over the course of 2009.

GAP ANALYSIS

(Dollars in Thousands)	Within 3 Months	4 To 6 Months	7 To 12 Months	Total 1 Year

Interest Earning Assets (IEA)

Loans	$205,630	$6,622	$6,677	$185,929
Investment Securities	30,328	13,616	16,214	60,158
Federal Funds Sold	7,607	—	—	7,607

Total	$243,565	$20,238	$22,891	$253,694

Interest Bearing Liabilities (IBL)

Savings, NOW, Money Market	$189,834	$—	$—	$189,834
Certificates of Deposit	23,097	16,008	37,058	76,163
Short Term Borrowings	7,016	—	—	7,016

Total	$219,947	$16,008	$37,058	$273,013

Period Gap	23,618	4,230	(14,167)	(19,319)

Cumulative Gap	$23,618	$27,848	$13,681

Cumulative Gap / Total Assets	5.24%	6.18%	3.04%
IEA / IBL (Cumulative)	1.11	1.12	1.05

Financial Condition

Lending Activity

          The loan portfolio consists principally of loans to individuals and small- and medium-sized businesses within our primary market area of Central Florida. The table below shows our loan portfolio composition:

LOAN PORTFOLIO COMPOSITION

(Dollars in Thousands)	June 30, 2009	December 31, 2008

Commercial	$53,053	$50,962
Commercial Real Estate	238,085	212,328
Residential Mortgage	9,948	9,157
Consumer Loans	21,323	16,586

Total loans	$322,409	$289,033
Less: Allowance for Loan Losses	(3,936)	(6,051)
Less: Net Deferred Fees	(266)	(242)

Loans, Net	$318,207	$282,740

          Total loans increased $33 million during the first six months of 2009 due to organic growth within our market areas principally in the commercial real estate portfolio.

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

NON-PERFORMING ASSETS

(Dollars in Thousands)	June 30, 2009	December 31, 2008

Non-Accrual	$4,904	$5,999
Restructured Loans	—	—

Total Non-Performing Loans	$4,904	$5,999
Other Real Estate Owned	1,000	712

Total Non-Performing Assets	$5,904	$6,711

Non-Performing Loans as a Percentage of Total Loans	1.5%	2.1%

Non-Performing Assets as a Percentage of Total Assets	1.3%	1.7%

Past Due 90 or more days and still accruing	32	—

          In the six months ended June 30, 2009, interest income not recognized on non-accrual loans (but would have been recognized if the loans were current) was approximately $194.

Allowance and Provision for Loan Losses

          The allowance for loan losses represents management’s estimate of probable loan losses inherent in the loan portfolio at a specific point in time. This estimate includes losses associated with specifically identified loans as well as estimated probable credit losses inherent in the remainder of the loan portfolio. Additions are made to the allowance through periodic provisions charged to income. Reductions to the allowance occur as loans are charged off. During the first six months of 2009, we charged-off approximately $3 million in loans that were reserved for previously. Management evaluates the adequacy of the allowance at least quarterly, and in doing so relies on various factors including, but not limited to, assessment of potential loss, delinquency and non-accrual trends, portfolio growth, underlying collateral coverage and current economic conditions. This evaluation is subjective and requires material estimates that may change over time.

          The components of the allowance for loan losses represent estimates based upon Statement of Financial Accounting Standards No. 5, Accounting for Contingencies and SFAS 114, as amended. We apply SFAS 114 to commercial loans that are considered impaired.

          Under SFAS 114, a loan is impaired when, based upon current information and events, it is probable that the loan will not be repaid according to its contractual terms, including both principal and interest. Management performs individual assessments of impaired loans to determine the existence of loss exposure and, where applicable, the extent of loss exposure based upon the present value of expected future cash flows available to pay the loan, or based upon the estimated realizable collateral where a loan is collateral dependent.

          The following is a summary of information pertaining to impaired loans:

	June 30, 2009	December 31, 2008

Impaired loans without a valuation allowance	$17,099	$7,695
Impaired loans with a valuation allowance	—	8,580

Total impaired loans	$17,099	$16,275

Valuation allowance related to impaired loans	$—	$2,423

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

          As of June 30, 2009, securities totaling $65 million and $12 million were classified as available for sale and held to maturity, respectively. During the six months ended June 30, 2009, securities available for sale increased by $21 million and securities held to maturity decreased $101 from December 31, 2008 due to premium amortization.

Deposits and Short-Term Borrowings

          As a bank holding company, our primary source of funds is deposits. Those deposits are provided by businesses, municipalities, and individuals located within the markets served by our subsidiaries. In addition, we accept a limited amount of brokered deposits.

          Total deposits increased $69.9 million to $377.6 million at June 30, 2009, compared to December 31, 2008, as a result of organic growth as well as increased brokered deposits totaling $13.4 million.

          Short-term borrowings, made up of federal funds purchased, and other short-term borrowings, decreased by $11.7 million at June 30, 2009 compared to a balance of $18.7 million at December 31, 2008. This decrease is the result of a reduction in short term funding needs due to growth in deposit funding sources. As of June 30, 2009, total short-term borrowings were approximately 12% of our total shareholders’ equity.

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

Operating Activities

          Cash flows from continuing operating activities primarily include net income (loss), adjusted for items that did not impact cash. Net cash used by continuing operating activities was $104 for the six months ended June 30, 2009 a decrease of $1,046 from $1,150 for the same period last year. The decrease was primarily due to additional non-cash charges for loan loss provision, depreciation and accretion offset by a greater net loss, deferred income tax benefit, gains on sale of available for sale securities, an increase for cash surrender value of insurance policies and an increase in accrued interest receivable.

Investing Activities

          Cash used in investing activities reflects the impact of loans and investments acquired for our interest-earning asset portfolios, as well as cash flows from asset sales and the impact of acquisitions. For the six months ended June 30, 2009, we had net cash flows used in investing activities of $59 million, compared to $36 million for the same period in 2008. The change in cash flows from investing activities was primarily due to acquisition of Orange Bank and the purchase of available for sale securities.

Financing Activities

          Cash flows from financing activities include transactions and events whereby cash is obtained from depositors, creditors or investors. For the six months ended June 30, 2009, we had net cash flows provided by financing activities of $58 million, compared to $68 million for the six months ended June 30, 2008. The change in cash flows from financing activities was primarily due to an increase in deposits offset by a decline in short term borrowings. In addition, a secondary capital offering was underway in June 2008.

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

          Holders of our common stock are entitled to receive dividends if, as, and when declared by our Board of Directors out of funds legally available for that purpose. We have not paid any dividends to our holders of common stock in the past, and we currently do not intend to pay dividends on our common stock in the near future. In the event that we decide to pay dividends, there are a number of restrictions on our ability to do so.

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

          At June 30, 2009, we had $82.7 million in commitments to extend credit and no standby letters of credit. Commitments to extend credit are agreements to lend to a customer so long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Standby letters of credit are conditional commitments issued by us to guarantee the performance of a customer to a third party. We use the same credit policies in establishing commitments and issuing letters of credit as we do for on-balance sheet instruments.

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

          A loan is impaired when full payment under the loan terms is not expected. Commercial and commercial real estate loans are individually evaluated for impairment. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Large groups of smaller balance homogeneous loans, such as consumer and residential real estate loans are collectively evaluated for impairment, and, accordingly, they are not separately identified for impairment disclosures.

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

Evaluation of Disclosure Controls and Procedures

          As of June 30, 2009, the end of the period covered by this Form 10-Q, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that as of June 30, 2009, the end of the period covered by this Form 10-Q, we maintained effective disclosure controls and procedures.

PART II.	OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

          We are party to lawsuits and claims arising out of the normal course of business. In management’s opinion, there are no known pending claims or litigation, the outcome of which would, individually or in the aggregate, have a material effect on our consolidated results of operations, financial position, or cash flows which have not been included in the financial statements presented in this Form 10-Q.

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

          In April 2009, we issued 720 shares of our common stock to directors of Floridian Financial Group, Inc. in lieu of cash director fees.

          All offers and sales of the shares of our common stock in April 2009 were made in reliance upon the exemption from the registration requirements of the Securities Act afforded by Rule 701.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

          None.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Please refer to Item 4. of our Quarterly Report on Form 10-Q for the three month period ended March 31, 2009 filed on June 9, 2009.

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

Date: August 14, 2009

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