Form 10-Q
period 2009-09-30
FLORIDIAN FINANCIAL GROUP INC
filed 2009-11-13
CIK 1349593

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2009

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

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

          Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☐ No

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if smaller
reporting company)

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

          At November 13, 2009, 6,190,248 shares of the Registrant’s Common Stock, $5.00 par value, were outstanding.

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

          Our ability to achieve our financial objectives could be adversely affected by the factors discussed in detail in Part I, Item 2., “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, the following sections of our Registration Statement on Form 10, (a) “Risk Factors” in Item 1A., as updated in our subsequent quarterly reports on Form 10-Q, and (b) “Introduction” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in Item 2. as well as:

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

Floridian Financial Group, Inc. and Subsidiaries

Consolidated Balance Sheet
September 30, 2009 and December 31, 2008
(Dollars in thousands, except per share amounts)

	September 30, 2009	December 31, 2008

Assets
Cash and Due from Banks	$12,290	$17,603
Federal Funds Sold	25,005	150

Total cash and cash equivalents	37,295	17,753
Securities Available for Sale	90,630	43,916
Securities Held to Maturity (Fair value of $12,475 at September 30, 2009 and $12,621 at December 31, 2008)	12,311	12,464
Other Investments	45	66
Loans, Net of Allowance for Loan Losses of $6,186 and $6,051 at September 30, 2009 and December 31, 2008, respectively	325,255	282,740
Property and Equipment	15,457	15,568
Goodwill	500	78
Intangible Assets	1,633	1,777
Deferred Income Taxes	172	29
Other Real Estate Owned	4,255	712
Other Assets	13,522	13,042

Total assets	$501,075	$388,145

Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Noninterest-bearing demand	$63,097	$54,137
Savings, NOW and money market	196,281	151,512
Time deposits under $100	97,398	45,066
Time deposits of $100 or more	76,535	56,953

Total deposits	433,311	307,668
Short-term Borrowings	7,015	18,737
Other Liabilities	7,246	1,026
Total liabilities	447,572	327,431

Shareholders’ Equity
Preferred stock, $5 par value, 1,000,000 shares authorized; none outstanding	—	—
Common stock, $5 par value, 100,000,000 shares authorized; 6,190,248 and 6,157,178 shares issued and outstanding	30,951	30,786
Additional paid-in capital	37,718	36,983
Retained deficits	(15,191)	(7,316)
Accumulated other comprehensive income	25	261

Total shareholders’ equity	53,503	60,714

Total liabilities and shareholders’ equity	$501,075	$388,145

See Notes to Unaudited Consolidated Financial Statements.

Floridian Financial Group, Inc. and Subsidiaries

Consolidated Statement of Operations (Unaudited)
For the Three Months Ended September 30, 2009 and 2008
(Dollars in thousands)

	For the three months ended September 30,

	2009	2008

Interest income:
Interest and fees on loans	$4,379	$3,558
Interest on securities	474	546
Interest on federal funds sold	26	98
Other interest	1	101

Total interest income	4,880	4,303

Interest expense:
Interest on deposits	1,758	1,536
Other interest	49	11

Total interest expense	1,807	1,547

Net interest income	3,073	2,756

Provision for loan losses	4,687	939

Net interest income after provision for loan losses	(1,614)	1,817

Noninterest income:
Origination fees on loans sold	—	7
Other noninterest income	276	227
Gain on sale of securities	22	—

Total noninterest income	298	234

Noninterest expense:
Salaries and employee benefits	2,233	1,867
Occupancy and equipment expenses	864	770
Data processing	223	244
Professional fees	181	122
Stationery and supplies	42	71
FDIC Insurance	270	51
Telephone and communications	80	86
Core deposit intangible amortization	48	58
Other operating expenses	560	354

Total noninterest expense	4,501	3,623

Loss before income taxes	(5,817)	(1,572)

Income tax benefit	—	—

Net loss	$(5,817)	$(1,572)

Basic earnings (loss) per share	$(0.94)	$(0.26)

Diluted earnings (loss) per share	$(0.94)	$(0.26)

See Notes to Unaudited Consolidated Financial Statements.

Floridian Financial Group, Inc. and Subsidiaries

Consolidated Statement of Operations (Unaudited)
For the Nine Months Ended September 30, 2009 and 2008
(Dollars in thousands)

	For the nine months ended September 30,

	2009	2008

Interest income:
Interest and fees on loans	$12,375	$7,743
Interest on securities	1,517	1,068
Interest on federal funds sold	41	261
Other interest	51	229

Total interest income	13,984	9,301

Interest expense:
Interest on deposits	5,016	3,657
Other interest	161	15

Total interest expense	5,177	3,672

Net interest income	8,807	5,629

Provision for loan losses	5,425	1,574

Net interest income after provision for loan losses	3,382	4,055

Noninterest income:
Origination fees on loans sold	—	41
Other noninterest income	747	368
Gain on sale of securities	206	—

Total noninterest income	953	409

Noninterest expense:
Salaries and employee benefits	5,828	4,021
Occupancy and equipment expenses	2,321	1,517
Data processing	658	538
Professional fees	437	224
Stationery and supplies	130	164
FDIC Insurance	777	103
Telephone and communications	230	168
Core deposit intangible amortization	144	96
Other operating expenses	1,685	721

Total noninterest expense	12,210	7,552

Loss before income taxes	(7,875)	(3,088)

Income tax benefit	—	—

Net loss	$(7,875)	$(3,088)

Basic earnings (loss) per share	$(1.28)	$(0.79)

Diluted earnings (loss) per share	$(1.28)	$(0.79)

See Notes to Unaudited Consolidated Financial Statements

Floridian Financial Group, Inc. and Subsidiaries

Consolidated Statement of Shareholders’ Equity
For the Nine Months Ended September 30, 2009 and 2008 (Unaudited)
(Dollars in thousands, except per share amounts)

	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income(Loss)	Total Shareholders’ Equity

Balance at December 31, 2007	$8,765	$8,827	$(1,203)	$23	$16,412

Sale of 15,577 shares of common stock to employee benefit plan	78	105	—	—	183
Sale of 2,400,000 shares of common stock in offering	12,000	17,961	—	—	29,961
Comprehensive loss:
Net loss	—	—	(3,088)	—	(3,088)
Change in unrealized gain on securities available for sale, net of income tax	—	—	—	(113)	(113)

Total comprehensive loss	—	—	—	—	(3,201)

Exercise of 920 stock options	5	4			9
Share-based compensation		82			82
Issuance of 1,983,790 shares of stock for acquisition	9,919	9,919	—	—	19,838

Balance at September 30, 2008	$30,767	$36,898	$(4,291)	$(90)	$63,284

Balance at December 31, 2008	$30,786	$36,983	$(7,316)	$261	$60,714

Sale of 13,714 shares of common stock to employee benefit plan	68	55	—	—	123

Comprehensive loss:
Net loss	—	—	(7,875)	—	(7,875)
Change in unrealized gain on securities available for sale, net of income tax	—	—	—	(236)	(236)

Total comprehensive loss	—	—	—	—	(8,111)
Share-based compensation	—	322	—	—	322
Share-based compensation in acquisition, net of registration expense	—	234	—	—	234
Exercise of 6,450 stock options	32	32	—	—	64
Sale of 7,616 shares of common stock for employee stock purchase plan	38	57	—	—	95
Issuance of 5,290 shares of common stock issued in lieu of cash director fees	27	35	—	—	62

Balance at September 30, 2009	$30,951	$37,718	$(15,191)	$25	$53,503

See Notes to Unaudited Consolidated Financial Statements.

Floridian Financial Group, Inc. and Subsidiaries

Consolidated Statement of Cash Flows (Unaudited)
For the Nine Months Ended September 30, 2009 and 2008
(Dollars in thousands)

	For the nine months ended

	September 30, 2009	September 30, 2008

Cash Flows From Operating Activities
Net loss	$(7,875)	$(3,088)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Provision for loan losses	5,425	1,574
Depreciation and amortization	867	672
Net accretion of securities	564	130
Share-based compensation	556	82
Realized gain on sales of available-for-sale securities	(206)	—
Increase in cash surrender value	(350)	(96)
Increase in accrued interest receivable	(110)	(587)
Increase in accrued interest payable	3	(13)
Net change in other assets	849	(493)

Net cash used in operating activities	(277)	(1,819)

Cash Flows From Investing Activities
Purchases of securities available for sale	(120,294)	(34,455)
Maturities, calls, sales and principal payments on securities available for sale	77,996	3,914
Net increase in loans	(51,557)	(85,275)
Purchases of property and equipment, net	(612)	(1,414)
Investment in Floridian Financial Mortgage	21	(36)
Cash received in acquisition	—	34,790
Purchase of bank owned life insurance	—	(10,000)

Net cash used in investing activities	(94,446)	(92,476)

Cash Flows From Financing Activities
Net increase in deposits	125,643	86,307
Net decrease(increase) in short-term borrowings	(11,722)	3,489
Proceeds from sale of stock	344	30,152

Net cash provided by financing activities	114,265	119,948

Net increase in cash and cash equivalents	19,542	25,653
Cash and cash equivalents
Beginning of period	17,753	5,346

End of period	$37,295	$30,999

(continued)

Floridian Financial Group, Inc. and Subsidiaries

Consolidated Statement of Cash Flows (continued)
For the Nine Months Ended September 30, 2009 and 2008
(Dollars in thousands)

Supplemental Disclosures of Cash Flow Information and noncash transactions

	For the nine months ended

	September 30, 2009	September 30, 2008

Interest paid	$5,178	$3,522

Income taxes paid	—	—

Loans transferred to other real estate owned	3,543	—

Acquisitions (Note 2)
Assets acquired:
Cash and cash equivalents		$34,790
Available-for-sale securities		29,637
Loans, net		120,026
Premises and equipment, net		9,054
Other		906
Core deposit intangibles		1,921
Excess of cost over fair value of net assets acquired		78

		196,412

Liabilities Assumed
Deposits		176,060
Other liabilities		514
Net assets acquired		19,838

Stock issued		19,838

See Notes to Unaudited Consolidated Financial Statements.

Floridian Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except per share amounts)

Note 1.	NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          Nature of business. Floridian Financial Group, Inc. (the “Company”) is a registered Bank Holding Company formed exclusively to organize and own 100% of its subsidiary banks, Floridian Bank and Orange Bank of Florida (collectively referred to as the “Banks”). The Company was incorporated in 2005, and became operational as a bank holding company once Floridian Bank opened. Floridian Bank is a state-chartered, federally-insured full service commercial banking institution and presently conducts business from its headquarters and main office in Daytona Beach, through branch offices in Ormond Beach, Palm Coast, and Port Orange, Florida. Orange Bank of Florida (“Orange Bank”) is a state-chartered, federally-insured full service commercial banking institution with its headquarters in Orlando, Florida. The Company operates from its main office and branch offices in the Orlando area, Crystal River and Lake County, Florida. The Company also has an equity investment in Floridian Financial Mortgage, LLC which conducts mortgage banking operations throughout the aforementioned market areas.

          Basis of Financial Statement Presentation. The accompanying unaudited consolidated financial statements include the accounts of the Company and its subsidiaries. Significant intercompany accounts and transactions have been eliminated in consolidation. These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and general practices within the financial services industry and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The information furnished reflects, in the opinion of management, all normal recurring adjustments necessary for a fair presentation of the results for the interim periods presented. The results of operations for the nine months ended September 30, 2009 are not necessarily indicative of the results which may be expected for the year as a whole.

          Use of estimates. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, deferred tax assets and the fair value of financial instruments.

          Income Taxes. The Company accounts for income taxes according to the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using the enacted tax rates applicable to taxable income for the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation reserves are established against certain deferred tax assets when it is more likely than not that the deferred tax assets will not be realized. Increases or decreases in the valuation reserve are charged or credited to the income tax provision.

          Other Real Estate Owned. Other real estate owned consists of property acquired though, or in lieu of, loan foreclosures or other proceedings and is initially recorded at the lower of the related loan balances less any specific allowance for loss, or fair value at the date of foreclosure, which established a new cost basis. Subsequent to foreclosure, the properties are held for sale and are carried at the lower of cost or fair value less estimated costs of disposal. Any write-down to fair value at the time of acquisition is charged to the allowance for loan losses. Properties are evaluated regularly to ensure the recorded amounts are supported by current fair values, and a charge to operations is recorded as necessary to reduce the carrying amount to fair value less estimated costs to dispose.

          Earnings per share. Basic earnings per share is calculated by dividing net income (loss) by the weighted average number of shares of common stock outstanding for each period presented.

          Subsequent events. The Company evaluated events for reporting and disclosure in these financial statements through November 13, 2009 which is the date this Form 10-Q was available to be issued.

Note 2.	BUSINESS COMBINATION

          On March 31, 2008, as part of the Company’s growth through affiliation strategy, the Company acquired 100% of the outstanding common shares of Orange Bank. The purchase price for Orange Bank was $20,422 paid with 1,983,790 shares of common stock valued at $10.00 per share, and options valued at $584. The value of the shares issued was determined by an independent valuation firm, and the options were valued using Black-Scholes methodology. At the date of the acquisition, Orange Bank had assets of $195,600, loans of $120,900 and deposits of $175,800. The acquisition was accounted for using the purchase method of accounting, and accordingly, the results of operations have been included in the Company’s results of operations since the date of acquisition. Under this method of accounting, the purchase price is allocated to the respective assets acquired and liabilities assumed based on their estimated fair values, net of applicable income tax effects. See the supplemental information provided in the Statement of Cash Flows for the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. The $1,921 of acquired core deposit intangible is being fully amortized over a life of 10 years. The only other significant intangible acquired was the excess cost over fair value of net assets acquired of approximately $500, which has been recorded as goodwill and is not being amortized. Certain transaction costs such as the professional fees related to the preparation and filing of a registration statement and stock compensation expense were not determined until the first quarter of 2009. These adjustments increased goodwill by $422 and additional paid in capital by $288.

          The unaudited pro forma results of operations, which follow, assume that the Orange Bank acquisition had occurred on January 1, 2008. In addition to combining the historical results of operations, the pro forma calculations include purchase accounting adjustments related to the acquisition.

          Unaudited pro forma consolidated results of operations for the periods ended September 30, 2009 and 2008 as though Orange Bank had been acquired January 1, 2008 are as follows:

	September 30, 2009	September 30, 2008

Interest income	$13,984	$11,778
Interest expense	5,177	4,884

Net interest income	8,807	6,894
Provision for loan losses	(5,425)	(1,843)
Non-interest income	953	585
Non-interest expense	(12,210)	(9,608)

Income before taxes	(7,875)	(3,972)
Income benefit	—	—

Net loss	$(7,875)	$(3,972)

          The pro forma results of operations are not necessarily indicative of the actual results of operations that would have occurred had the Orange Bank acquisition actually taken place as of January 1, 2008 or results that may occur in the future.

Note 3.	SECURITIES

          The amortized cost and fair value of securities with gross unrealized gains and losses follows:

	September 30, 2009

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Securities Available For Sale
Debt Securities:
U.S. Government and federal agencies	$90,599	$127	$(96)	$90,630
Corporate	—	—	—	—
Mortgage-backed	—	—	—	—
Other	—	—	—	—

Total debt securities	90,599	127	(96)	90,630

Marketable equity securities	—	—	—	—

Total securities available for sale	$90,599	$127	$(96)	$90,630

Securities held to maturity
U.S. Government and federal agencies	$12,311	$164	$—	$12,475
State and municipal	—	—	—	—
Foreign governments	—	—	—	—
Corporate	—	—	—	—
Mortgage-backed	—	—	—	—
Other	—	—	—	—

Total securities held to maturity	$12,311	$164	$—	$12,475

	December 31, 2008

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Securities Available For Sale
Debt Securities:
U.S. Government and federal agencies	$26,166	$151	$(13)	$26,304
Corporate	—	—	—	—
Mortgage-backed	17,331	289	8	17,612
Other	—	—	—	—

Total debt securities	43,497	440	(21)	43,916
Marketable equity securities	—	—	—	—

Total securities available for sale	$43,497	$440	$(21)	$43,916

Securities held to maturity
U.S. Government and federal agencies	$12,464	$201	$(44)	$12,621
State and municipal	—	—	—	—
Foreign governments	—	—	—	—
Corporate	—	—	—	—
Mortgage-backed	—	—	—	—
Other	—	—	—	—

Total securities held to maturity	$12,464	$201	$(44)	$12,621

          At September 30, 2009 and December 31, 2008, U.S government obligations with a carrying value of $21,121 and $8,384, respectively, were pledged to secure public deposits and for other purposes required or permitted by law. At September 30, 2009 and December 31, 2008, the carrying amount of securities pledged to secure repurchase agreements was $7,131 and $7,119, respectively.

          The amortized cost and fair value of debt securities by contractual maturity at September 30, 2009 follows:

	Within 1 year	After 1 year Through 5 years	After 5 years Through 10 years	Over 10 years	Total

Available For Sale, at Fair Value:
U.S. Government and federal agencies	$—	$66,230	$23,008	$1,392	$90,630
Government sponsored enterprises	—	—	—	—	—
Corporate	—	—	—	—	—
Mortgage-backed	—	—		—	—
Other	—	—	—	—	—

Total	$—	$66,230	$23,008	$1,392	$90,630

Securities Held To Maturity
U.S. Government and federal agencies	$—	$—	$2,047	$10,264	$12,311
State and municipal	—	—	—	—	—
Foreign governments	—	—	—	—	—
Corporate	—	—	—	—	—
Mortgage-backed	—	—	—	—	—
Other	—	—	—	—	—

Total	$—	$—	$2,047	$10,264	$12,311

          For the periods ended September 30, 2009 and December 31, 2008 proceeds from sales of securities available for sale amounted to $72,996 and $33,264 respectively. Gross realized gains amounted to $206 and $4 respectively. Gross realized losses amounted to $0 and $0 respectively.

          Information pertaining to securities with gross unrealized losses at September 30, 2009 aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less Than Twelve Months		Over Twelve Months

	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Total Unrealized Losses

Securities Available For Sale
Debt Securities:
U.S. Government and federal agencies	$96	$19,298	$—	$—	$96
Corporate	—	—	—	—	—
Mortgage-backed	—	—	—	—	—
Other	—	—	—	—	—

Total debt securities	$96	19,298	—	—	96

Marketable equity securities	—	—	—	—	—

Total securities available for sale	$96	$19,298	$—	$—	$96

Securities Held To Maturity
Debt Securities:
U.S. Government and federal agencies	—	$—	$—	$—	$—
Corporate	—	—	—	—	—
Mortgage-backed	—	—	—	—	—
Other	—	—	—	—	—

Total debt securities	—	—	—	—	—

Marketable equity securities	—	—	—	—	—

Total securities held to maturity	$—	$—	$—	$—	$—

Note 4.	LOANS

          Loans were comprised of the following:

	September 30, 2009	December 31, 2008

Commercial and financial	$51,831	$50,962
Real estate mortgages	259,583	221,485
Installment and consumer	20,342	16,586

Total loans	331,756	289,033
Allowance for loan losses	(6,186)	(6,051)
Unearned fees	(315)	(242)

Net loans	$325,255	$282,740

Activity in the allowance for loan losses is as follows:

	For the nine Months ended September 30,

	2009	2008

Beginning balance	$6,051	$725
Net charge offs	(5,290)	—
Provision	5,425	1,574

Increase due to acquisition	—	1,515

Ending balance	$6,186	$3,814

          The following is a summary of information pertaining to impaired and nonaccrual loans:

	September 30, 2009	December 31, 2008

Impaired loans without a valuation allowance	$13,952	$7,695
Impaired loans with a valuation allowance	950	8,580

Total impaired loans	$14,902	$16,275

Valuation allowance related to impaired loans	$732	2,423
Total nonaccrual loans	2,320	5,999
Total loans past-due 90 days or more and still accruing	—	—

	September 30, 2009	December 31, 2008

Average investment in impaired loans	$16,899	1,702
Interest income recognized on impaired loans	384	—
Interest income recognized on a cash basis on impaired loans	—	—

          No additional funds are committed to be advanced in connection with impaired loans.

Note 5.	COMMITMENTS AND CONTINGENCIES

          Financial instruments with off-balance-sheet risk. The financial statements do not reflect various commitments and contingent liabilities that arise in the normal course of business to meet the financing needs of customers. These include commitments to extend credit and honor stand-by letters of credit. These instruments involve, to varying degrees, elements of credit, interest rate and liquidity risks in excess of amounts reflected in the balance sheets. The extent of the Banks’ involvement in these commitments or contingent liabilities is expressed by the contractual, or notional, amounts of the instruments.

          Commitments to extend credit, which amount to $77,379 and $95,400 at September 30, 2009 and December 31, 2008, respectively, represent legally binding agreements to lend to customers with fixed expiration dates or other termination clauses. Since many commitments are expected to expire without being funded, committed amounts do not necessarily represent future liquidity requirements. The amount of collateral obtained, if any, is based on management’s credit evaluation in the same manner as though an immediate credit extension were to be granted.

          Stand-by letters of credit are conditional commitments issued by the Bank guaranteeing the performance of a customer to a third party. The decision whether to guarantee such performance and the extent of collateral requirements are made considering the same factors as are considered in credit extension. Stand-by letters of credit totaling $0 and $1,696 were outstanding as of September 30, 2009 and December 31, 2008, respectively.

          Lines of credit. At September 30, 2009 and December 31, 2008, the Banks had unsecured federal funds lines of credit of $20,200 and $21,000, respectively, available from their correspondent banks. At these dates, there were no outstanding draws under these lines. The highest single day borrowing under these lines was $11,526 during the nine months ended September 30, 2009.

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

          Quantitative measures established by regulation to ensure capital adequacy require the Company and Banks to maintain minimum amounts and ratios (set forth in the table on the following page) of total and Tier 1 capital (as defined in the regulations), to risk-weighted assets (as defined), and Tier 1 capital (as defined), to average assets (as defined). Management believes, as of September 30, 2009 and December 31, 2008, that the Company and Banks meet all capital adequacy requirements to which they are subject.

          At September 30, 2009, the Company and its banking subsidiaries exceeded all regulatory capital measures to be adequately capitalized. Further, the Company and its banking subsidiaries satisfied all the criteria to be well capitalized. To be categorized as well capitalized, the Company and the Banks must maintain minimum total risk-based, Tier 1 risk based, and Tier 1 leverage ratios as set forth in the following table.

	Actual		Minimum Amount and Ratio to Remain Well Capitalized

	Amount	Ratio	Amount	Ratio

As of September 30, 2009:
Total capital (to risk-weighted assets)
Consolidated	$56,111	14.3%	$39,390	10.0%
Floridian Bank	$14,728	12.0%	$12,229	10.0%
Orange Bank of Florida	$28,975	10.9%	$26,620	10.0%

Tier 1 capital (to risk-weighted assets)
Consolidated	$51,172	13.0%	$23,634	6.0%
Floridian Bank	$13,376	10.9%	$7,337	6.0%
Orange Bank of Florida	$25,629	9.6%	$15,972	6.0%

Tier 1 capital (to average assets)
Consolidated	$51,172	10.4%	$24,524	5.0%
Floridian Bank	$13,376	8.6%	$7,765	5.0%
Orange Bank of Florida	$25,629	8.1%	$15,805	5.0%

As of December 31, 2008:
Total capital (to risk-weighted assets)
Consolidated	$63,369	18.9%	$33,525	10.0%
Floridian Bank	$15,160	14.6%	$10,362	10.0%
Orange Bank of Florida	$22,140	9.8%	$22,623	10.0%

Tier 1 capital (to risk-weighted assets)
Consolidated	$59,155	17.7%	$20,115	6.0%
Floridian Bank	$13,849	13.4%	$6,217	6.0%
Orange Bank of Florida	$19,304	8.5%	$13,574	6.0%

Tier 1 capital (to average assets)
Consolidated	$59,155	15.4%	$19,212	5.0%
Floridian Bank	$13,849	12.9%	$5,387	5.0%
Orange Bank of Florida	$19,304	7.6%	$12,648	5.0%

          The payment of dividends by a Florida state bank is subject to various restrictions set forth in the Florida Financial Institutions Code. Such restrictions generally limit dividends to an amount not exceeding net income for the current and two preceding years, less any dividends paid during that period. Accordingly, management does not expect the Banks to pay any dividends to the Company at any time in the near future. Further, the Federal Reserve prohibits the Company from paying dividends to its shareholders if the payment may be deemed to constitute an unsafe or unsound practice. As a practical matter, because the Company’s ability to pay dividends is largely dependent on the Banks’ abilities to fund any such dividends through dividends from the Banks to the Company, the Company is, in effect, restricted as to its ability to pay dividends pursuant to Florida and federal law.

Note 7.	FAIR VALUES OF FINANCIAL INSTRUMENTS

          Effective January 1, 2008, we adopted the provisions of FASB guidance for Fair Value Measurements for financial assets and financial liabilities. This guidance defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. The application of this standard in situations where the market for a financial asset is not active was clarified by the issuance of and interpretation by the FASB in Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, in October 2008.

          This interpretation became effective immediately and did not significantly impact the methods by which the Company determines the fair values of its financial assets.

          The original standard defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. The price in the principal (or most advantageous) market used to measure the fair value of the asset or liability shall not be adjusted for transaction costs. An orderly transaction is a transaction that assumes exposure to the market for a period prior to the measurement date to allow for marketing activities that are usual and customary for transactions involving such assets and liabilities; it is not a forced transaction. Market participants are buyers and sellers in the principal market that are (i) independent, (ii) knowledgeable, (iii) able to transact and (iv) willing to transact.

          This guidance requires the use of valuation techniques that are consistent with the market approach, the income approach and/or the cost approach. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities. The income approach uses valuation techniques to convert expected future amounts, such as cash flows or earnings, to a single present value amount on a discounted basis. The cost approach is based on the amount that currently would be required to replace the service capacity of an asset (replacement cost). Valuation techniques should be consistently applied. Inputs to valuation techniques refer to the assumptions that market participants would use in pricing the asset or liability. Inputs may be observable, meaning those that reflect the assumptions market participants would use in pricing the asset or liability developed based on market data obtained from independent sources, or unobservable, meaning those that reflect the reporting entity’s own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. In that regard, the guidance establishes a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The fair value hierarchy is as follows:

          Level 1. Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.

          Level 2. Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

          Level 3. Significant unobservable inputs that reflect a reporting entity’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.

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

          Financial Instruments Recorded at Fair Value on a Recurring Basis

          The following table sets forth the Company’s assets and liabilities which are carried at fair value on a recurring basis as of September 30, 2009 and December 31, 2008, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	September 30, 2009

	Quoted Prices in Active Markets For Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total at Fair Value

Assets
Securities available for sale	$—	$80,645	$9,985	$90,630

	December 31, 2008

	Quoted Prices in Active Markets For Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total at Fair Value

Assets
Securities available for sale	$—	$43,916	$—	$43,916

          Assets Measured at Fair Value on a Recurring Basis Using Significant Unobservable inputs (Level 3)

	September 30, 2009

	Significant Unobservable Inputs Level 3	Total at Fair Value

Assets
Securities available for sale
Beginning balance	$0	$0
Total gains or losses	0	0
Purchases, issuances, and settlements	9,985	9,985
Transfers in and/or out of Level 3	0	0

Ending balance	$9,985	$9,985

          Financial Instruments Recorded at Fair Value on a Nonrecurring Basis

          Impaired Loans. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with the FASB guidance “Accounting by Creditors for Impairment of a Loan,”. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At September 30, 2009, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. In accordance with accounting literature, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. Collateral values are estimated using Level 3 inputs based on customized discounting criteria.

          Other Real Estate Owned. Other real estate owned consists of property acquired though, or in lieu of, loan foreclosures or other proceedings and is initially recorded at the lower of the related loan balances less any specific allowance for loss, or fair value at the date of foreclosure, which established a new cost basis. Subsequent to foreclosure, the properties are held for sale and are carried at the lower of cost or fair value less estimated costs of disposal. Any write-down to fair value at the time of acquisition is charged to the allowance for loan losses. Properties are evaluated regularly to ensure the recorded amounts are supported by current fair values, and a charge to operations is recorded as necessary to reduce the carrying amount to fair value less estimated costs to dispose.

          The Company may be required, from time to time, to measure certain financial assets and financial liabilities at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period.

          The fair values of assets measured at fair value on a nonrecurring basis are as follows at September 30, 2009 and December 31, 2008:

	September 30, 2009

	Quoted Prices in Active Markets For Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3

Impaired loans	$—	$—	$218
Other real estate owned	$—	$—	$4,255

	December 31, 2008

	Quoted Prices in Active Markets For Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3

Impaired loans	$—	$—	$6,157
Other real estate owned	$—	$—	$712

          The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments:

          Cash and due from banks, interest-bearing demand deposits in other banks, and federal funds sold. Due to the short-term nature of these instruments, fair values approximate their carrying amounts.

          Investment Securities. The fair values of investment securities are determined by quoted prices in active markets, when available. If quoted market prices are not available, the fair value is determined by a matrix pricing, which is a mathematical technique, widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities.

          Loans. For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. Fair values for all other loans (for example, commercial, commercial real estate, residential real estate, and consumer loans) are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Fair values for nonperforming loans are estimated using discounted cash flow analyses or underlying collateral values, where applicable.

          Accrued interest receivable and accrued interest payable. The fair values of accrued interest receivable and accrued interest payable approximate their carrying amounts.

          Deposits. The fair value of demand deposits, including non-interest-bearing demand deposits, savings accounts, NOW accounts and money market demand accounts, is equal to their carrying value. Fixed rate term deposits are valued using discounted cash flows. The discount rate used is based on interest rates currently being offered on comparable deposits as to amount and term.

          Short-term borrowings. The carrying amounts of borrowings under repurchase agreements maturing in the amount of $7,015 within 90 days approximate their fair values.

          Off-balance-sheet instruments. Loan commitments and letters of credit are negotiated at current market rates and are relatively short-term in nature. Therefore, their estimated fair value approximates the fees charged and is nominal at September 30, 2009 and December 31, 2008.

          Following is a summary of the carrying amounts and approximate fair values of the Company’s financial instruments at September 30, 2009 and December 31, 2008. The fair value estimates presented are based on pertinent information available to management as of September 30, 2009 and December 31, 2008. Although management is not aware of any factors that would significantly affect the estimated fair values, they have not been comprehensively revalued for purposes of these financial statements since the statement of financial condition date and therefore, current estimates of fair value may differ significantly from the amounts disclosed.

	September 30, 2009

	Carrying Amount	Estimated Fair Value

Financial assets:
Cash and due from banks	$12,290	$12,290
Federal funds sold	25,005	25,005
Securities held to maturity	12,311	12,476
Available-for-sale securities	90,630	90,360
Loans, net	325,255	323,207
Accrued interest receivable	1,519	1,519

Financial liabilities:
Deposits	433,311	434,723
Short-term borrowings	7,015	7,015
Accrued interest payable	190	190

	December 31, 2008

	Carrying Amount	Estimated Fair Value

Financial assets:
Cash and due from banks	$17,603	$17,603
Federal funds sold	150	150
Securities held to maturity	12,464	12,621
Available-for-sale securities	43,916	43,916
Loans, net	282,740	281,315
Accrued interest receivable	1,544	1,544

Financial liabilities:
Deposits	307,668	307,720
Short-term borrowings	18,737	18,737
Accrued interest payable	166	166

Note 8.	NEW ACCOUNTING PRONOUNCEMENTS

          In December 2007, the FASB issued new guidance regarding Business Combinations. This new guidance among other things, establishes principles and requirements for how the acquirer in a business combination (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquired business, (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This new guidance is effective for fiscal years beginning on or after December 15, 2008, with early adoption prohibited. The Company is required to adopt this new guidance for all business combinations for which the acquisition date is on or after January 1, 2009. Earlier adoption is prohibited. This standard will change the accounting treatment for business combinations on a prospective basis.

          In April 2009, the FASB issued three amendments to the fair value measurement, disclosure and other-than-temporary impairment standards. The first amendment for Determination of Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, provides additional guidance on: a) determining when the volume and level of activity for the asset or liability has significantly decreased; b) identifying circumstances in which a transaction is not orderly; and c) understanding the fair value measurement implications of both (a) and (b). This guidance requires several new disclosures, including the inputs and valuation techniques used to measure fair value and a discussion of changes in valuation techniques and related inputs, if any, in both interim and annual periods. The second amendment addresses the Recognition and Presentation of Other-Than-Temporary Impairments which clarifies the interaction of factors that should be considered when determining whether a debt security is other-than-temporarily impaired (“OTTI”). For debt securities, management must assess whether (a) it has the intent to sell the security, or (b) it is more likely than not that it will be required to sell the security prior to its anticipated recovery. If OTTI exists, but the entity does not intend to sell the security, then the OTTI adjustment is separated into the credit-related impairment portion which is charged to earnings and the other impairment portion which is recognized in other comprehensive income. This FSP also expands and increases the frequency of certain OTTI related disclosures.

          Finally, the third amendment dealt with Interim Disclosures about Fair Value of Financial Instruments which required disclosures about the fair value of financial instruments for interim periods of publicity traded companies as well as in annual financial statements. Fair value information along with the significant assumptions used to estimate fair value must be disclosed.

          These amendments were in response to concerns raised by constituents, the mark-to-market study conducted for Congress by the Securities and Exchange Commission (“SEC”) and the recent hearings held by the U.S. House of Representatives on mark-to-market accounting. Each of these accounting standards is effective for interim periods ending after June 15, 2009, and is to be applied prospectively. The Company has adopted all of these amendments.

          The FASB provided additional guidance in Accounting for Transfers of Financial Assets, amending previously issued guidance on Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, to enhance reporting about transfers of financial assets, including securitizations, and where companies have continuing exposure to the risks related to transferred financial assets. This new guidance eliminates the concept of a “qualifying special-purpose entity” and changes the requirements for derecognizing financial assets. The new guidance also requires additional disclosures about all continuing involvements with transferred financial assets including information about gains and losses resulting from transfers during the period. This pronouncement will be effective January 1, 2010 and is not expected to have a significant impact on the Company’s condensed consolidated financial statements.

          The FASB also issued new amendments to previously issued interpretations regarding Consolidation of Variable Interest Entities, to change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. This rule requires additional disclosures about the reporting entity’s involvement with variable-interest entities and any significant changes in risk exposure due to that involvement as well as its affect on the entity’s financial statements. The new amendments will be effective January 1, 2010 and are not expected to have a significant impact on the Company’s consolidated financial statements.

          The FASB further issued new rules impacting Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles replacing previously issued guidance and establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative guidance for SEC registrants. All guidance contained in the Codification carries an equal level of authority. All non-grandfathered, non-SEC accounting literature not included in the Codification is superseded and deemed non-authoritative. This Codification is effective for the Company’s consolidated financial statements for periods ending after September 15, 2009. This new guidance is not expected have a significant impact on the Company’s consolidated financial statements.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The following management’s discussion and analysis provides supplemental information, which sets forth the major factors that have affected our financial condition and results of operations during the periods included in the accompanying consolidated financial statements and should be read in conjunction with the Consolidated Financial Statements and related notes. The analysis is divided into subsections entitled “Business Overview,” “Results of Operations,” “Market Risk,” “Financial Condition,” “Liquidity,” “Capital Resources,” “Off-Balance Sheet Arrangements”, “Legislation”, and “Critical Accounting Policies.” The following information should provide a better understanding of the major factors and trends that affect our earnings performance and financial condition, and how our performance during 2009 compares with prior years. Throughout this section, Floridian Financial Group, Inc., and subsidiaries, collectively, are referred to as “Company,” “we,” “us,” or “our.”

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

          Both Floridian Bank and Orange Bank are full service commercial banks, providing a wide range of business and consumer financial services in our target marketplace, which is comprised primarily of Orange, Seminole, Citrus, Lake, Flagler, and Volusia Counties in Florida. Floridian Bank is headquartered in Daytona Beach, Florida, with a primary service area in Flagler and Volusia Counties. Orange Bank is headquartered in Orlando, Florida, with a primary service area in Orange, Seminole, Lake and Citrus Counties. Collectively, our Banks operate 13 banking offices.

          Our growth strategy is to affiliate with banks or bank holding companies situated in market areas along the east coast of Florida from St. Johns County to West Palm Beach, along the I-4 Corridor east from Daytona Beach to Tampa, and along the west coast of Florida from the Tampa MSA to Naples. Our “affiliate model” is not a traditional merger and acquisition strategy. Rather, we expect to affiliate with community banks that are looking to benefit from a holding company structure to achieve their growth goals. Although the affiliate bank becomes a subsidiary, part of our strategy is to maintain the affiliate bank’s independence by keeping its existing directors and officers, as well as retaining the affiliate bank’s identity, while we provide centralized support to the affiliate bank. We expect that this strategy will permit us to grow while paying less than the book value multiple we would have had to pay in a traditional merger and acquisition strategy. In addition, we have registered with the FDIC to be considered for any assisted transactions that may occur. We may or may not participate in an assisted transaction following an assessment of the inherent risk in the target financial institution.

          The Banks offer commercial and retail banking services with an emphasis on commercial and commercial real estate lending, particularly to the medical services industry. As of September 30, 2009, we had total assets of $501 million, deposits of $433 million, and total gross loans of $331 million. In addition, as of September 30, 2009, we had $54 million in total shareholders’ equity, after having completed a $30 million secondary stock offering in July 2008. At September 30, 2009, our capital ratios all surpassed regulatory “well capitalized measures”:

	As of September 30, 2009	Minimum to be “Well Capitalized”

Risk Based Capital	14.3%	10.0%
Tier 1 Capital	13.0%	6.0%
Leverage Capital	10.4%	5.0%

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

          Our lending operations are entirely in the State of Florida, which has been particularly hard hit in the current U.S. recession. Evidence of the economic downturn in Florida is reflected in current unemployment statistics. The Florida unemployment rate at September 2009 increased to 11.0% from 8.1% at the end of 2008 and from 4.7% at the end of 2007. A worsening of the economic conditions in Florida would likely exacerbate the adverse effects of these difficult market conditions on our customers, which may have a negative impact on our financial results. Our principal executive offices are located at 175 Timacuan Boulevard, Lake Mary, Florida 32746. The telephone number at that office is (407) 321-3233.

Results of Operations

          Three Months Ended September 30, 2009 Compared to the Three months Ended September 30, 2008

CONDENSED SUMMARY OF EARNINGS

	For The Three Months Ended September 30,

(Dollars in Thousands, Except Per Share Data)	2009	2008

Interest Income	$4,880	$4,303
Interest Expense	1,807	1,547

Net Interest Income	3,073	2,756
Provision For Loan Losses	4,687	939
Noninterest Income	298	234
Noninterest Expense	4,501	3,623

Income Before Income Taxes	(5,817)	(1,572)
Income Tax Benefit	—	—

Net Loss	(5,817)	(1,572)

Basic Net Loss Per Share	$(0.94)	$(0.26)

Selected Operating Ratios
Return on Average Assets	(4.79%)	(1.69%)
Return on Average Equity	(41.01%)	(9.76%)
Dividend Payout Ratio	N/A	N/A
Equity to Assets Ratio	10.68	16.57

          The net loss for the three months ended September 30, 2009 was $5.8 million compared to $1.6 million net loss for the same period of 2008. During the three months ended September 30, 2009 there was a significant increase in the Provision for Loan Losses approximating $3.7 million. In addition, there was an increase in Noninterest Expense attributable to a rise in FDIC insurance premiums and costs related to problem loans / foreclosed property. These unfavorable items were somewhat offset by an increase in revenues from net interest income and fee income.

          In addition to the impact of credit quality, our profitability is dependent to a large extent on net interest income which is the difference between the interest received on earning assets such as loans and securities and the interest paid on interest bearing liabilities principally deposits and borrowings. Our principal interest earning assets are loans, investment securities, and federal funds sold. Interest-bearing liabilities primarily consist of certificates of deposit, NOW accounts, savings deposits, and money market accounts. Funds attracted by these interest-bearing liabilities are invested in interest-earning assets. Accordingly, net interest income depends upon the volume of average interest-earning assets and average interest-bearing liabilities and the interest rates earned or paid on them.

          The significance of net interest income is largely enhanced as our size grows and the impact of market rates of interest as influenced by the Federal Reserve’s monetary policy.

Net interest Income

          The following table reflects the components of net interest income, setting forth for the three month periods ended September 30, 2009 and 2008 presented, (1) average assets, liabilities and shareholders’ equity, (2) interest income earned on interest-earning assets and interest paid on interest-bearing liabilities, (3) average yields earned on interest-earning assets and average rates paid on interest-bearing liabilities, (4) our net interest spread (i.e., the average yield on interest-earning assets less the average rate on interest-bearing liabilities) and (5) our net interest margin (i.e., the net yield on interest earning assets):

AVERAGE BALANCES AND INTEREST RATES

(Dollars in Thousands)	Three Months Ended September 30,

	2009			2008

	Average Balance	Interest	Rate	Average Balance	Interest	Rate

ASSETS
Loans, Net(1)(2)	$331,611	$4,379	5.24%	$242,921	$3,558	5.83%
Investment Securities	62,169	474	3.02%	56,385	546	3.85%
Federal Funds Sold	49,019	26	0.21%	19,507	98	2.00%
Deposits at Interest with Banks	130	1	3.05%	17,759	101	2.26%

Total Earning Assets	442,929	$4,880	4.37%	366,572	$4,303	5.09%

Other Assets	42,839			34,802

Total Assets	$485,768			$371,374

LIABILITIES
Savings, NOW and Money Market	$193,114	$760	1.56%	$157,564	$852	2.15
Certificates of Deposit	160,167	998	2.47%	103,066	685	2.64%

Total Interest Bearing Deposits	353,281	1,758	1.97%	260,631	1,536	2.34%
Short Term Borrowings	7,299	49	2.67%	1,954	11	2.24%

Total Interest Bearing Liabilities	360,580	1,807	1.99%	262,585	1,547	2.34%

Noninterest Bearing Deposits	66,245			43,306
Other Liabilities	2,205			1,027

Total Liabilities	429,030			306,918

Total Shareholders’ Equity	56,738			64,456

Total Liabilities and Equity	$485,768			$371,374

Interest Rate Spread			2.38%			2.75%

Net Interest Income		$3,073			$2,756

Net Interest Margin			2.81%			3.25%

(1)	Average balances include non-accrual loans, and are net of unearned loan fees of $302 and $232 at September 30, 2009 and 2008, respectively.

(2)	Interest income includes fees on loans of $81 and $48 in the three months ended September 30, 2009 and 2008, respectively.

          Net interest income increased $0.3 million, or 11.5%, from $2.8 million in 2008 to $3.1 million in 2009 principally due to the addition of interest earning assets due to organic growth in loans, investments and deposits period over the period. This was somewhat offset by a decline in rates promulgated by the Federal Reserve’s monetary policy of significantly reducing short-term interest rates by 400 basis points throughout 2008. Now that the Federal Reserve has effectively established a zero interest rate policy, going forward we would expect there to be less impact on net interest earnings due to interest rate reductions. In managing the net interest margin going forward, the Banks have been emphasizing originating loans with interest rate floors approximating 6%. Further, the Banks are reducing their costs of funds and beginning to lengthen deposit maturities at these lower rates. In spite of the lower rates on deposits, liquidity remained strong at both Banks as of September 30, 2009. With these initiatives, it is anticipated that net interest earnings will improve in the short term, and in the event that interest rates begin to rise, net interest income should increase modestly.

          The following table sets forth certain information regarding changes in our interest income and interest expense for the quarter ended September 30, 2009 compared to the quarter ended September 30, 2008. For each category of interest earning assets and interest-bearing liabilities, information is provided on changes attributable to changes in interest rate and changes in the volume. Changes in both volume and rate have been allocated based on the proportionate absolute changes in each category.

RATE VOLUME ANALYSIS

	September 30, 2009 and 2008

	Total Change	Due To Average
		Volume	Rate

Interest Earning Assets
Loans, Net	$821	$1,308	$(487)
Investment Securities	(72)	58	(130)
Federal Funds Sold	(72)	149	(221)
Other	(100)	(100)	—

Total	$577	$1,415	$(838)

Interest Bearing Liabilities
Savings, NOW, Money Market Accounts	$(92)	$194	$(286)
Certificates of Deposit	314	381	(67)
Short Term Borrowings	38	30	8

Total	$260	$605	$(345)

Changes In Net Interest Income	$317	$810	$(493)

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

          Due to the continuing decline in commercial real estate values and our large exposure to commercial real estate loans, during the quarter ended September 30, 2009, the Banks performed an in-depth analysis of their loan portfolios to better assess the collateral values and financial strength, staying power and collectability of borrowers. This analysis covered approximately 80% of all loans outstanding. Where loans had real estate as collateral, multiple sources of valuation were utilized to assess values such as appraisals, tax assessed values and internet based valuation services. Management reviewed and revised loan grades, visited certain borrowers and physically viewed properties. As a direct result of the above factors and analyses the loan loss provision was $4,687 for the three months ended September 30, 2009 compared to $939 for the same period in 2008 representing an allowance of 1.86% of total loans at September 30, 2009. Management believes that the loan loss allowance at its current level is adequate to cover potential loan charge-offs, however further credit deterioration is possible due to the uncertain economic conditions currently present in the Banks’ market areas.

Non interest Income

          Following is a schedule of non interest income:

	Three months ended September 30,

(Dollars in Thousands)	2009	2008

Origination fees on loans sold	$—	$7
Other	276	227
Gain on sale of securities	22	—

Totals	$298	$234

          Non interest income derived principally from loan and deposit fees increased in 2009 due to the organic growth in loans and deposits. Mangement expects that as our loans and deposits increase in the future, these fees will show a proportionate increase. Non interest income increased to $298 for the three months ended September 30, 2009 from $234 in the same period 2008.

Non interest Expense

          Following is a schedule of non interest expense:

	For the three months ended September 30,

(Dollars in Thousands)	2009	2008

Salaries and employee benefits	$2,233	$1,867
Occupancy and equipment expense	864	770
Professional fees	181	122
Data processing	223	244
Core deposit intangible amortization	48	58
Stationery and supplies	42	71
FDIC Insurance	270	51
Telephone and communications	80	86
Other	560	354

Totals	$4,501	$3,623

          Total noninterest expense of $4.5 million during the three months ended September 30, 2009 increased $0.9 million or 24.2% from the same period in 2008 due to the addition of six branches during 2008, as reflected in the increase in salary and employee benefit and occupancy and equipment expenses. It is anticipated that these expenses will show modest increases in future periods generally associated with increased loan and deposit volumes. In addition, in the period ending September 30, 2009, there was a substantial increase in FDIC insurance premiums to cover the cost of failing financial institutions as well as professional fees associated with becoming an SEC filer and problem asset resolutions.

Income Taxes

          We file consolidated tax returns. Having incurred operating losses since our inception in 2006, we have accumulated a net tax benefit over the past three years. We have recorded a valuation allowance to partially offset the deferred tax assets associated with the net operating loss carry forwards generated by our net losses. Management will continue to monitor the deferred tax assets, and will determine whether we will require an additional valuation allowance, or if we experience net income, whether we will need to reverse any remaining valuation allowance. We did not recognize an income tax benefit for the quarters ended September 30, 2009 and 2008.

          Nine Months Ended September 30, 2009 Compared to the Nine months Ended September 30, 2008

CONDENSED SUMMARY OF EARNINGS

	For The Nine Months Ended September 30,

(Dollars in Thousands, Except Per Share Data)	2009	2008

Interest Income	$13,984	$9,301
Interest Expense	5,177	3,672

Net Interest Income	8,807	5,629
Provision For Loan Losses	5,425	1,574
Noninterest Income	953	409
Noninterest Expense	12,210	7,552

Income Before Income Taxes	(7,875)	(3,088)
Income Tax Benefit	—	—

Net Loss	$(7,875)	$(3,088)

Basic Net Loss Per Share	$(1.28)	$(0.79)

Selected Operating Ratios
Return on Average Assets	(2.31%)	(1.61%)
Return on Average Equity	(17.79%)	(8.65%)
Dividend Payout Ratio	N/A	N/A
Equity to Assets Ratio	10.68	16.57

          The net loss for the first nine months of 2009 totaled $7.9 million which compares to a net loss of $3.1 million for the same period last year. As noted previously, we merged with Orange Bank at the end of the first quarter 2008 which increased our assets from $86 million to $282 million. The significant increase in assets, including interest earning assets, led to the increase in our interest income. Compared to prior periods, Floridian Bank’s results were adversely impacted by the Federal Reserve’s rate reductions in combating a slumping economy as well as the addition of a fourth banking office. The merger with Orange Bank, also contributed to a greater loss than experienced in the prior year due to large expenses related to Orange Bank’s accelerated growth plans.

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

          The predominant change in net income period over period was the result of a much greater provision for loan losses.

Net Interest Income

          The significance of net interest income is largely enhanced as our size grows and the impact of market rates of interest as influenced by the Federal Reserve’s monetary policy.

          The following table reflects the components of net interest income, setting forth for the nine month periods ended September 30, 2009 and 2008 presented, (1) average assets, liabilities and shareholders’ equity, (2) interest income earned on interest-earning assets and interest paid on interest-bearing liabilities, (3) average yields earned on interest-earning assets and average rates paid on interest-bearing liabilities, (4) our net interest spread (i.e., the average yield on interest-earning assets less the average rate on interest-bearing liabilities) and (5) our net interest margin (i.e., the net yield on interest earning assets):

AVERAGE BALANCES AND INTEREST RATES

(Dollars in thousands)	Nine Months Ended September 30,

	2009				2008

	Average Balance	Interest	Rate	Average Balance	Interest	Rate

ASSETS
Loans, Net(1)(2)	$315,500	$12,375	5.24%	$167,695	$7,743	6.17%
Investment Securities	65,470	1,517	3.10%	35,342	1,068	4.04%
Federal Funds Sold	27,657	41	0.20%	15,129	261	2.30%
Deposits at Interest with Banks	1,917	51	3.56%	11,086	229	2.76%

Total Earning Assets	410,544	$13,984	4.55%	229,252	$9,301	5.42%

Other Assets	43,224			26,083

Total Assets	$453,768			$255,335

LIABILITIES
Savings, NOW and Money Market	$189,807	$2,327	1.64%	$106,227	$1,744	2.19%
Certificates of Deposit	134,164	2,689	2.68%	72,698	1,913	3.52

Total Interest Bearing Deposits	323,971	5,016	2.07%	178,925	3,657	2.73%
Short Term Borrowings	6,950	161	3.10%	877	15	2.28%

Total Interest Bearing Liabilities	330,921	5,177	2.09%	179,802	3,672	2.73%

Noninterest Bearing Deposits	61,270			27,345
Other Liabilities	2,572			584

Total Liabilities	394,763			207,731

Total Shareholders’ Equity	59,005			47,604

Total Liabilities and Equity	$453,768			$255,335

Interest Rate Spread			2.46%			2.69%

Net Interest Income		$8,807			$5,629

Net Interest Margin			2.87%			3.27%

(1)	Average balances include non-accrual loans, and are net of unearned loan fees of $226 and $186 at September 30, 2009 and 2008, respectively.

(2)	Interest income includes fees on loans of $136 and $229 in the nine months ended September 30, 2009 and 2008, respectively.

          During the first nine months net interest income increased $3.2 million, or 56%, from $5.6 million in 2008 to $8.8 million in 2009 principally due to the significant addition of interest earning assets acquired in the Orange Bank merger on March 31, 2008 as well as organic growth in loans and deposits over the 12 month period. While the increase in the amount of our interest earning assets increased our net interest income, our net interest income was negatively impacted by the Federal Reserve’s monetary policy of significantly reducing short-term interest rates by 400 basis points since the end of 2007.

          The following table sets forth certain information regarding changes in our interest income and interest expense for the nine months ended September 30, 2009 compared to the same period last year. For each category of interest earning assets and interest-bearing liabilities, information is provided on changes attributable to changes in interest rate and changes in the volume. Changes in both volume and rate have been allocated based on the proportionate absolute changes in each category.

RATE VOLUME ANALYSIS

(Dollars In Thousands)	September 30, 2009 and 2008

	Total Change	Due To Average

		Volume	Rate

Interest Earning Assets
Loans, Net	$4,632	$6,846	$(2,214)
Investment Securities	449	912	(463)
Federal Funds Sold	(220)	215	(435)
Other	(178)	(189)	11

Total	$4,683	$7,784	$(3,101)

Interest Bearing Liabilities
Savings, NOW, Money Market Accounts	$583	$1,371	$(788)
Certificates of Deposit	776	1,623	(847)
Short Term Borrowings	146	104	42

Total	$1,505	$3,098	$(1,593)

Changes In Net Interest Income	$3,178	$4,686	$(1,508)

Provision for Loan Losses

          The loan loss provision was $5.4 million for the nine months ended September 30, 2009 compared to $1.6 million for the same period in 2008. The $3.9 million increase period over period in the provision was primarily due to performing an in-depth analysis of the loan portfolios as described in the Provision for Loan loss discussion on Page 25 of this document. This analysis was aimed at determining an adequate allowance based on our borrowers continued performance in a potentially extended economic downturn and decline in real estate values. The increase in the provision is also attributable to the growth in loans outstanding period over period. Also please see other discussions regarding Provision for Loan Losses and Allowance for Loan Losses in other sections of this document.

Non interest Income

          Following is a schedule of non interest income:

(Dollars In Thousands)	Nine months endedSeptember 30,

	2009	2008

Origination fees on loans sold	$—	$41
Other	747	368
Gain on sale of securities	206	—

Totals	$953	$409

          Non interest income derived principally from loan and deposit fees increased in 2009 due to the addition of Orange Bank. Management expects that as our loans and deposits increase in the future, these fees will show a proportionate increase. Non interest income, further enhanced by the addition of Bank Owned Life Insurance in mid year 2008, increased to $953 for the nine months ended September 30, 2009 from $390 in the same period 2008. Non interest income in 2009 included the gain or sale of securities of $206, which primarily represents a disposal of longer-term securities available for sale.

Non interest Expense

          Following is a schedule of non interest expense:

(Dollars In Thousands)	For the nine months ended September 30,

	2009	2008

Salaries and employee benefits	$5,828	$4,021
Occupancy and equipment expense	2,321	1,517
Professional fees	437	224
Data processing	658	538
Core deposit intangible amortization	144	96
Stationery and supplies	130	164
FDIC Insurance	777	103
Telephone and communications	230	168
Other	1,685	721

Totals	$12,210	$7,552

          Total non interest expense of $12.2 million during the nine months ended September 30, 2009 increased $4.7 million or 61.7% from the same period in 2008 due to the addition of Orange Bank’s operations and the six branches added during 2008 which is reflected in the increase in salary and employee benefit and occupancy and equipment expenses. Additionally in 2009, professional fees increased $213 due to SEC filing requirements as well as problem loan workout expenses, FDIC insurance premiums increased $674 largely due to funding bank failures and other expenses increased due to a potential customer incident of fraud.

Income Taxes

          Please refer to the discussion under the Results of Operations for the Three Months ended September 30, 2009 versus September 30, 2008 for a complete background explanation on income taxes. We have not recognized an income tax benefit for the nine months ended September 30, 2009 and 2008.

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

          The following gap analysis compares the difference between the amount of interest earning assets (“IEA”) and interest bearing liabilities (“IBL”) subject to repricing over a period of time and utilizing call dates for its securities portfolio. A ratio of more than one indicates a higher level of repricing assets over repricing liabilities for the time period. Conversely, a ratio of less than one indicates a higher level of repricing liabilities over repricing assets for the time period. It is the Banks’ policy to maintain a cumulative one year gap of +/- 10% and a ratio of IEA/IBL of 0.80 to 1.20. At September 30, 2009, we were within our policy limits.

GAP ANALYSIS

(Dollars in Thousands)	Within 3 Months	4 To 6 Months	7 To 12 Months	Total 1 Year
Interest Earning Assets (IEA)

Loans	$204,191	$4,697	$11,206	$220,094
Investment Securities	62,046	9,998	14,243	86,287
Federal Funds Sold	25,005	—	—	25,005

Total	$291,242	$14,695	$25,449	$331,386

Interest Bearing Liabilities (IBL)

Savings, NOW, Money Market	$196,281	$—	$—	$196,281
Certificates of Deposit	18,439	18,882	67,932	105,253
Short Term Borrowings	7,015	—	—	7,015

Total	$221,735	$18,882	$67,932	$308,549

Period Gap	69,507	(4,187)	(42,483)	22,837

Cumulative Gap	$69,507	$65,320	$22,837

Cumulative Gap / Total Assets	13.87%	13.04%	4.56%
IEA / IBL (Cumulative)	1.31	1.27	1.07

Financial Condition

Lending Activity

          The loan portfolio consists principally of loans to individuals and small- and medium-sized businesses within our primary market area of Central Florida. The table below shows our loan portfolio composition:

LOAN PORTFOLIO COMPOSITION

(Dollars In Thousands)	September 30, 2009	December 31, 2008

Commercial	$51,831	$50,962
Commercial Real Estate	248,514	212,328
Residential Mortgage	11,069	9,157
Consumer Loans	20,342	16,586

Total loans	$331,756	$289,033
Less: Allowance for Loan Losses	(6,186)	(6,051)
Less: Net Deferred Fees	(315)	(242)

Loans, Net	$325,255	$282,740

          Total loans increased $43 million during the first nine months of 2009 due to organic growth within our market areas principally in the commercial real estate portfolio.

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

NON-PERFORMING ASSETS

(Dollars in Thousands)	September 30, 2009	December 31, 2008

Non-Accrual	$2,320	$5,999
Restructured Loans	—	—

Total Non-Performing Loans	$2,320	$5,999
Other Real Estate Owned	4,255	712

Total Non-Performing Assets	$6,575	$6,711

Non-Performing Loans as a Percentage of Total Loans	0.7%	2.1%

Non-Performing Assets as a Percentage of Total Assets	1.3%	1.7%

Past Due 90 or more days and still accruing	—	—

          In the nine months ended September 30, 2009, interest income not recognized on non-accrual loans (but would have been recognized if the loans were current) was approximately $319.

Allowance and Provision for Loan Losses

          The allowance for loan losses represents management’s estimate of probable loan losses inherent in the loan portfolio at a specific point in time. This estimate includes losses associated with specifically identified loans as well as estimated probable credit losses inherent in the remainder of the loan portfolio. Additions are made to the allowance through periodic provisions charged to income. Reductions to the allowance occur as loans are charged off. During the first nine months of 2009, we had net charged-offs of approximately $5.3 million that were reserved for previously representing 1.68% of year to date average loans. Further, as disclosed in Note 4. of the Consolidated Financial Statements, management added approximately $5.4 million to the Allowance for Loan Losses through the Provision bringing the total allowance to a level of approximately $6.2 million or 1.87% of total loans outstanding at September 30, 2009. Management evaluates the adequacy of the allowance at least quarterly, and in doing so relies on various factors including, but not limited to, assessment of potential loss, delinquency and non-accrual trends, portfolio growth, underlying collateral coverage and current economic conditions. This evaluation is subjective and requires material estimates that may change over time.

          There are no residential mortgage loan concentrations in the loan portfolio. The majority of the charge-offs and impaired loans experienced in the first nine months of 2009 were in the commercial real estate loan portfolio which represents 75% of gross loans. These type loans are all within our general market areas and are made on terms typically at 80% loan to value. These real estate collateral dependent loans generally require an updated appraisal at least annually using a Board of Directors approved appraisal firm. In the event of a collateral shortfall following an appraisal update, the borrower is contacted to provide additional collateral or reduce the outstanding loan balance. Subsequent to these actions if there is concern that the loan may not be collectable as originally documented an evaluation is performed utilizing the guidance documented in the FASB’s guidance for Accounting by Creditors for Impairment of a Loan and reserves are provided to offset any shortfalls in collectability. At September 30, 2009, loans 30 to 89 days past due in the commercial real estate portfolio totaled $96 thousand or 0.04%.

          The components of the allowance for loan losses represent estimates based upon Statement of Financial Accounting Standards regarding Accounting for Contingencies and Accounting by Creditors for Impairment of a Loan, as amended. We apply the latter FASB guidance to commercial loans that are considered impaired.

          Under the guidance provided for Accounting by Creditors for Impairment of a Loan, a loan is impaired when, based upon current information and events, it is probable that the loan will not be repaid according to its contractual terms, including both principal and interest. Management performs individual assessments of impaired loans to determine the existence of loss exposure and, where applicable, the extent of loss exposure based upon the present value of expected future cash flows available to pay the loan, or based upon the estimated realizable collateral where a loan is collateral dependent.

          The following is a summary of information pertaining to impaired loans:

(Dollars in Thousands)	September 30, 2009	December 31, 2008

Impaired loans without a valuation allowance	$13,952	$7,695
Impaired loans with a valuation allowance	950	8,580

Total impaired loans	$14,902	$16,275

Valuation allowance related to impaired loans	$732	$2,423

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

          As of September 30, 2009, securities totaling $91 million and $12 million were classified as available for sale and held to maturity, respectively. During the nine months ended September 30, 2009, securities available for sale increased by $47 million and securities held to maturity decreased $153 from December 31, 2008 due to premium amortization.

Deposits and Short-Term Borrowings

          As a bank holding company, our primary source of funds is deposits. Those deposits are provided by businesses, municipalities, and individuals located within the markets served by our subsidiaries. In addition, we accept a limited amount of brokered deposits.

          Total deposits increased $126 million to $433 million at September 30, 2009, compared to December 31, 2008, as a result of organic growth as well as increased brokered deposits totaling $27.7 million.

          Short-term borrowings, made up of federal funds purchased, and other short-term borrowings, decreased by $12 million at September 30, 2009 compared to a balance of $19 million at December 31, 2008. This decrease is the result of a reduction in short term funding needs due to growth in deposit funding sources. As of September 30, 2009, total short-term borrowings were approximately 13% of our total shareholders’ equity.

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

Operating Activities

          Cash flows from continuing operating activities primarily include net income (loss), adjusted for items that did not impact cash. Net cash used in continuing operating activities was $277 for the nine months ended September 30, 2009 a decrease of $1,542 from net cash used of $1,819 for the same period last year. The increase was primarily due to additional non-cash charges for loan loss provision, depreciation and accretion and stock option expense offset by a greater net loss, gains on sale of available for sale securities, an increase for cash surrender value of insurance policies.

Investing Activities

          Cash used in investing activities reflects the impact of loans and investments acquired for our interest-earning asset portfolios, as well as cash flows from asset sales and the impact of acquisitions. For the nine months ended September 30, 2009, we had net cash flows used in investing activities of $94 million, compared to $92 million for the same period in 2008. The change in cash flows from investing activities was primarily due to the purchase of available for sale securities.

Financing Activities

          Cash flows from financing activities include transactions and events whereby cash is obtained from depositors, creditors or investors. For the nine months ended September 30, 2009, we had net cash flows provided by financing activities of $114 million, compared to $120 million for the nine months ended September 30, 2008. The change in cash flows from financing activities was primarily due to an increase in deposits offset by a decline in short term borrowings. In addition, a secondary capital offering was underway in the second quarter of 2008. It is management’s expectation that deposits will remain its principal funding source into the future. Both Banks recently executed a marketing plan to increase deposits by slightly increasing the rates paid but remaining within the range offered by competitors. These actions resulted in outstanding success increasing each Bank’s liquidity above near term needs. Management believes that it can replicate this plan in the future in a controlled environment so not to significantly diminish its net interest margin.

Capital Resources

          The assessment of capital adequacy depends on a number of factors such as asset quality, liquidity, earnings performance, changing competitive conditions and economic forces. We seek to maintain a strong capital base to support growth and expansion activities, to provide stability to current operations and to promote public confidence. At September 30, 2009, the Company and its banking subsidiaries exceeded all regulatory “Well Capitalized” measures as disclosed in Note 7. of the Consolidated Financial Statements.

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

          For a foreseeable period of time, our principal source of cash revenues will be dividends paid by the Banks to us with respect to their common stock. There are certain restrictions on the payment of these dividends imposed by Florida and federal banking laws, regulations and authorities.

Off-Balance Sheet Arrangements

          We do not currently engage in the use of derivative instruments to hedge interest rate risks. However, we are a party to financial instruments with off-balance sheet risks in the normal course of business to meet the financing needs of our customers.

          At September 30, 2009, we had $77 million in commitments to extend credit and no standby letters of credit. Commitments to extend credit are agreements to lend to a customer so long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Standby letters of credit are conditional commitments issued by us to guarantee the performance of a customer to a third party. We use the same credit policies in establishing commitments and issuing letters of credit as we do for on-balance sheet instruments.

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

Legislation

          A final rule adopted at the FDIC Board Meeting held on November 12, 2009 requires insured institutions to prepay on December 30, 2009, estimated quarterly risk-based assessments for the 4th quarter of 2009 and for all of 2010, 2011 and 2012. An institution’s assessment will be calculated by taking the institution’s actual September 30, 2009 assessment and adjusting it quarterly by an estimated 5 percent annual growth rate through the end of 2012. Further, the FDIC will incorporate a uniform 3 basis point increase effective January 1, 2011. Our estimates for this assessment will result in a prepayment of approximately $ 3.4 million, with the corresponding expense to be recorded for each respective quarter of analysis.

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

          Not applicable as the Company is a smaller reporting company.

Item 4T.	CONTROLS AND PROCEDURES

          Evaluation of Disclosure Controls and Procedures

          As of September 30, 2009, the end of the period covered by this Form 10-Q, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that as of September 30, 2009, the end of the period covered by this Form 10-Q, we maintained effective disclosure controls and procedures.

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

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5.	OTHER INFORMATION

None.

Item 6.	EXHIBITS

(A)	Exhibits

31.1	Certification of Charlie W. Brinkley, Jr., Chairman and Chief Executive Officer of Floridian Financial Group, Inc., Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of John D. Waters, Executive Vice President and Chief Financial Officer of Floridian Financial Group, Inc., Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Certification pursuant to 18 U.S.C. Section 1350.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned Chief Financial Officer hereunto duly authorized.

FLORIDIAN FINANCIAL GROUP, INC.
(Registrant)

By:	/s/ John D. Waters

John D. Waters
Executive Vice President and Chief Financial Officer
(Mr. Waters is the Principal Financial Officer and has been duly authorized to sign on behalf of the Registrant)

Date:	November 13, 2009

Exhibit Index

31.1	Certification of Charlie W. Brinkley, Jr., Chairman and Chief Executive Officer of Floridian Financial Group, Inc., Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of John D. Waters, Executive Vice President and Chief Financial Officer of Floridian Financial Group, Inc., Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Certification pursuant to 18 U.S.C. Section 1350.