Form 10-K
period 2009-12-31
FLORIDIAN FINANCIAL GROUP INC
filed 2010-03-26
CIK 1349593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ____________

FLORIDIAN FINANCIAL GROUP, INC.
(Exact name of Registrant as specified in its charter)

Florida	000-53589	20-4539279

(State of Incorporation)	(Commission File Number)	(IRS Employer Identification No.)

175 Timacuan Boulevard, Lake Mary, Florida		32746

(Address of principal executive offices)		(Zip Code)

(407) 321-3233

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $5.00 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

The aggregate market value of the registrant’s common stock, $5.00 par value per share, held by non-affiliates of the registrant on June 30, 2009, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $0.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 26, 2010

Common Stock, $5.00 par value per share	6,193,846 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our Proxy Statement for the Annual Meeting of Shareholders to be held on April 29, 2010, are incorporated by reference in Part III.

FLORIDIAN FINANCIAL GROUP, INC.
ANNUAL REPORT FOR 2009 ON FORM 10-K

PART I.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

          The SEC encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This Report contains “forward-looking statements.” These forward-looking statements include, among others, statements about our beliefs, plans, objectives, goals, expectations, estimates and intentions that are subject to significant risks and uncertainties and are subject to change based on various factors, many of which are beyond our control. The words “may,” “could,” “should,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan,” “target,” “goal,” and similar expressions are intended to identify forward-looking statements.

          All forward-looking statements, by their nature, are subject to risks and uncertainties. Our actual future results may differ materially from those set forth in the forward-looking statements. Our ability to achieve our financial objectives could be adversely affected by the factors discussed in detail in the section captioned “Risk Factors” as well as the following factors:

▪	legislative or regulatory changes;

▪	the strength of the United States economy in general and the strength of the local economies in which we conduct operations;

▪	the accuracy of our financial statement estimates and assumptions, including our allowance for loan losses;

▪	the effects of the health and soundness of other financial institutions, including the FDIC’s need to increase Deposit Insurance Fund assessments;

▪	the loss of our key personnel;

▪	our need and our ability to incur additional debt or equity financing;

▪	our ability to execute our growth strategy through expansion;

▪	inflation, interest rate, market and monetary fluctuations;

▪	the effects of our lack of a diversified loan portfolio, including the risk of geographic concentration;

▪	the frequency and magnitude of foreclosure of our loans;

▪	our customers’ willingness and ability to make timely payments on their loans;

▪	fluctuations in collateral values;

▪	effect of changes in the stock market and other capital markets;

▪	the effects of harsh weather conditions, including hurricanes;

▪	our ability to comply with the extensive laws and regulations to which we are subject;

▪	our customers’ perception of the safety of their deposits at the banks;

▪	changes in the securities and real estate markets;

▪	increased competition and its effect on pricing;

▪	technological changes;

▪	changes in monetary and fiscal policies of the U.S. Government;

▪	the effects of security breaches and computer viruses that may affect our computer systems;

▪	changes in consumer spending and saving habits;

▪	changes in accounting principles, policies, practices or guidelines;

▪	effect of government’s action to the financial market crisis, including the possible nationalization of certain financial institutions;

▪	anti-takeover provisions under Federal and state law as well as our Articles of Incorporation and our bylaws;

▪	other risks described from time to time in our filings with the SEC; and

▪	our ability to manage the risks involved in the foregoing.

          However, other factors besides those listed above and in the section captioned “Risk Factors” or discussed elsewhere in this Report also could adversely affect our results, and you should not consider any such list of factors to be a complete set of all potential risks or uncertainties. These forward-looking statements are not guarantees of future performance, but reflect the present expectations of future events by our management and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Any forward-looking statements made by us speak only as of the date they are made. We do not undertake to update any forward-looking statement, except as required by applicable law.

ITEM 1. Business

ABOUT US

General

          We are a multi-bank holding company under the Bank Holding Company Act of 1956, as amended, headquartered in Lake Mary, Florida, a community situated between Orlando and Daytona Beach, Florida. We were incorporated on September 8, 2005 as the bank holding company of Floridian Bank, a Florida chartered commercial bank. Both Floridian Bank and the Company commenced operations on March 20, 2006.

          On March 31, 2008, we closed a merger transaction in which Orange Bank of Florida, a Florida chartered commercial bank, became a wholly-owned subsidiary of the Company. The transaction was treated as a merger of equals where each shareholder of Orange Bank received 1.04 shares of the Company’s common stock. At the time of the merger, Orange Bank had approximately $196 million in assets, including approximately $121 million in net loans, and approximately $176 million in deposits.

          In October 2008, we entered into a joint venture with FBC Mortgage, LLC, a licensed correspondent mortgage lender, located in Orlando, Florida. The joint venture, Floridian Financial Mortgage, LLC, facilitates the origination of jumbo, conventional and FHA residential mortgages selling most loans into the secondary market. The primary purpose of this operation is to provide our customers with residential loan products and to supplement our sources of fee income provided by the Banks. We have a 49% interest in the joint venture.

          Both Floridian Bank and Orange Bank are full service commercial banks, providing a wide range of business and consumer financial services in our target marketplace, which is comprised primarily of Orange, Seminole, Citrus, Lake, Flagler, and Volusia Counties in Florida. Floridian Bank is headquartered in Daytona Beach, Florida, and Orange Bank of Florida is headquartered in Orlando, Florida. Collectively, our Banks operate 13 banking offices.

          The Banks’ deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to applicable limits. The operations of the Banks are subject to the supervision and regulation of the FDIC and the Florida Office of Financial Regulation. As a bank holding company, we are also subject to regulation by the Federal Reserve.

          Unless otherwise indicated, the terms “us”, “we”, “our”, “ours”, and “the Company” refer to Floridian Financial Group, Inc., together with its consolidated subsidiaries. Unless the context otherwise indicates or requires, the term “Orange Bank” means our Florida chartered commercial banking subsidiary, Orange Bank of Florida, and the term “Floridian Bank” means our Florida chartered commercial banking subsidiary, Floridian Bank. Any references to the “Banks” refer to Orange Bank and Floridian Bank, collectively.

Business Strategy

          Our business strategy is to operate as a profitable, diversified financial services company providing a variety of banking and other financial services, with an emphasis on commercial business loans to small-and medium-sized businesses and consumer and residential mortgage lending. We emphasize comprehensive retail and business products and responsive, decentralized decision-making which reflects our knowledge of our local markets and customers. We offer a wide range of commercial and retail banking and financial services to businesses and individuals.

          To continue asset growth and profitability, our business strategy is targeted to:

▪	Capitalize on our personal relationship approach that we believe differentiates us from our larger competitors;

▪	Provide customers with access to our local executives who make key credit and other decisions;

▪	Pursue commercial lending opportunities with small- to mid-sized businesses that are underserved by our larger competitors; and

▪	Cross-sell our products and services to our existing customers to leverage our relationships and enhance profitability.

Growth Strategy

          Our growth strategy is to affiliate with banks or bank holding companies situated in market areas along the east coast of Florida from St. Johns County to West Palm Beach, along the I-4 Corridor east from Daytona Beach to Tampa, and along the west coast of Florida from the Tampa MSA to Naples. Our “affiliate model” is not a traditional merger and acquisition strategy. Rather, we expect to affiliate with community banks that are looking to benefit from a holding company structure to achieve their growth goals. Although the affiliate bank becomes a subsidiary of ours, part of our strategy is to maintain the affiliate bank’s independence by keeping its existing directors and officers, as well as retaining the affiliate bank’s identity, while we provide centralized support to the affiliate bank. We expect that this strategy will permit us to grow while paying less than the book value multiple we would have had to pay in a traditional merger and acquisition strategy.

          We are targeting affiliate banks with acceptable asset quality with assets in the range of $100 to $400 million. In addition, the affiliate bank must have a compatible culture with us, including an emphasis on superior customer service, excellent employee morale and ethics, a focus on growth through relationship banking, and a goal of high performance supporting shareholder value.

          In addition to community banks that fit the above profile, we are also interested in expanding through FDIC assisted transactions with troubled banks on a limited basis. We believe that with our strong capital position, we could participate with the FDIC in affiliating with banks, under their control, in our desired market area that truly serve a community need and have a well rounded deposit customer base. It is anticipated that the opportunities arising out of this approach will be few in number.

Our Business

          Historically, the Banks’ market areas have been served both by large banks headquartered out of state as well as a number of community banks offering a high level of personal attention, recognition and service. The large banks have generally applied a transactional business approach, based upon volume considerations, to the market while community banks have traditionally offered a more service relationship approach. The poor economic climate is leading to increased industry consolidation, which is creating an opportunity for the Banks. The Banks’ strategic focus is to exploit this opportunity by catering to the “displaced bank customer” in this marketplace.

          The Banks provide a range of consumer and commercial banking services to individuals, businesses and industries. The basic services offered by the Banks include: demand interest bearing and noninterest bearing accounts, money market deposit accounts, NOW accounts, time deposits, safe deposit services, business credit cards, debit cards, direct deposits, night depository, travelers’ checks, cashier’s checks, domestic collections, savings bonds, bank drafts, automated teller services, drive-in tellers, banking by mail and the full range of consumer loans, both collateralized and uncollateralized. In addition, the Banks make secured and unsecured commercial and real estate loans and issues stand-by letters of credit. The Banks provide automated teller machine (ATM) cards and are members of several ATM networks, which permit our customers to use the convenience of the Banks’ ATM networks and other ATMs throughout the world. The Banks do not have trust powers and, accordingly, no trust services are provided.

          The Banks’ target market is consumers, professionals, small businesses, real estate developers and commercial real estate investors. The small business customer (typically a commercial entity with sales of $10 million or less) has the opportunity to generate significant revenue for banks yet is generally underserved by large bank competitors. We believe that commercial customers generally can afford more profitability opportunities than the average retail customer.

          The Banks have actively pursued their targeted markets for deposits, particularly small businesses and professionals. Through the use of technology, we believe the Banks have been able to compete effectively with the larger banks in our market area. Such technology includes remote deposit capture, online banking and bill payment, cash management sweep accounts, positive pay, ACH origination, and various other competitive services.

          The revenues of the Banks are primarily derived from interest on, and fees received in connection with, real estate and other loans, from interest and dividends from investment securities, service charge income generated from demand accounts, gain on sale of residential loans, ATM fees, and other services. The principal sources of funds for the Banks’ lending activities are their deposits, loan repayments, and proceeds from investment securities. The principal expenses of the Banks are the interest paid on deposits, and operating and general administrative expenses. We do not believe our business to be cyclical or seasonal in nature.

          As is the case with banking institutions generally, the Banks’ operations are materially and significantly influenced by general economic conditions and by related monetary and fiscal policies of financial institution regulatory agencies, including the Federal Reserve and the FDIC. Deposit flows and costs of funds are influenced by interest rates on competing investments and general market rates of interest. Lending activities are affected by the demand for financing of real estate and other types of loans, which in turn is affected by the interest rates at which such financing may be offered and other factors affecting local demand and availability of funds. The Banks face strong competition in the attraction of deposits (the primary source of lendable funds) and in the origination of loans. See “Competition.”

Market Area

          Our current primary market area consists of a six county area in Central Florida: Citrus, Flagler, Lake, Orange, Seminole, and Volusia counties.

          Floridian Bank.

          Floridian Bank’s primary service area is in Flagler and Volusia Counties. Floridian Bank has focused primarily on Volusia County, including Ormond Beach, Daytona Beach, and Port Orange. Based on our management’s experience, Volusia County has grown slower than most of Central Florida, and we have seen that the redevelopment efforts have been adversely affected by the current economic slow down. Based on our management’s experience, Flagler County, particularly Palm Coast, has been a fast growing retirement community; however, over the past two years, we have seen this growth slow considerably. Floridian Bank has focused on the commercial and professional segment of the market, with the focus on the customer base associated with the local health care industry.

          Orange Bank of Florida.

          Orange Bank competes primarily in a four county area: Orange, Seminole, Lake and Citrus. The majority of Orange Bank’s assets are located in Orange County, which, according to University of Florida’s Bureau of Economic and Business Research, has seen its population grow by over 218,000 people between 2000 and 2008. Based on data from the University of Florida’s Bureau of Economic and Business Research, Seminole and Lake Counties are also considered to be high growth population areas, and we believe Seminole to be a fairly affluent market. Population growth has slowed considerably, however, since 2007. We have also focused on Citrus County, which management believes has a sizable retirement community.

Banking Services

          Commercial Banking.

          The Banks focus their commercial loan originations on small- and mid-sized businesses (generally up to $25 million in annual sales) and such loans are usually accompanied by significant related deposits. Commercial underwriting is driven by cash flow analysis supported by collateral analysis and review. Commercial loan products include commercial real estate construction and term loans; working capital loans and lines of credit; demand, term, and time loans; and equipment, inventory and accounts receivable financing. The Banks offer a range of cash management services and deposit products to commercial customers. Computerized banking is available to commercial customers.

          Retail Banking.

          The Banks’ retail banking activities emphasize consumer deposit and checking accounts. An extensive range of these services is offered by the Banks to meet the varied needs of their customers from young persons to senior citizens. In addition to traditional products and services, the Banks offer contemporary products and services, such as debit cards, Internet banking, and electronic bill payment services. Consumer loan products offered by the Banks include home equity lines of credit, second mortgages, new and used auto loans, new and used boat loans, overdraft protection, and unsecured personal credit lines.

          Mortgage Banking.

          The Company’s mortgage banking business is structured to provide a source of residential lending to our retail customers with the focus on fee income generated largely from the process of originating products for sale on the secondary market (primarily fixed rate loans), as well as the origination of primarily adjustable rate loans, which may be held in the Banks’ loan portfolios. Mortgage banking capabilities include conventional and nonconforming mortgage underwriting, and construction and permanent financing.

Lending Services

          Loan Portfolio Composition.

          At December 31, 2009, the Banks’ loan portfolios totaled $337 million, representing approximately 72% of our total assets of $467 million.

          The composition of the Banks’ loan portfolios at December 31, 2009 is indicated below.

(Dollars in Thousands)	Amount	% of Total

Commercial	$48,565	14.4%
Commercial real estate	253,177	75.1
Residential real estate	14,368	4.3
Consumer loans	20,893	6.2

Total loans	$337,003	100.0%

Less: Allowance for loan losses	(9,038)
Less: Net deferred fees	(279)

Loans, Net	$327,686

          There were approximately $9.6 million in non-performing loans at December 31, 2009.

          Commercial Loans.

          At December 31, 2009, our commercial loan portfolio totaled $48.6 million. The Banks originate secured and unsecured loans for business purposes. Loans are made for acquisition, expansion, and working capital purposes and may be secured by real estate, accounts receivable, inventory, equipment or other assets. The financial condition and cash flow of commercial borrowers are closely monitored by the submission of corporate financial statements, personal financial statements and income tax returns. The frequency of submissions of required financial information depends on the size and complexity of the credit and the collateral that secures the loan. It is our general policy to obtain personal guarantees from the principals of commercial loan borrowers.

          Real Estate Mortgage Loans.

          At December 31, 2009, our real estate loan portfolio totaled $267.5 million. The Banks originate mortgage loans secured by commercial and residential real estate.

               Commercial Real Estate.

          At December 31, 2009, our commercial real estate loan portfolio totaled $253.2 million. Such loans are primarily secured by retail office buildings, speculative residential and multi-family construction projects, land, and general purpose business space. Although terms may vary, the Banks’ commercial mortgages generally are long term in nature, owner-occupied, and variable-rate loans. The Banks seek to reduce the risks associated with commercial mortgage lending by generally lending in their market area and obtaining periodic financial statements and tax returns from borrowers. Commercial real estate loans are generally originated in amounts up to 80% of the appraised value of the property securing the loan. Maximum loan to value limits are slightly lower for raw land and land development loans.

          For construction loans, we only lend to experienced local builders who have a successful track record with us or one of our competitors. If the construction loan is for a speculative residential or multi-family residential project, the construction must occur in our market area. Before becoming involved in discussions with a borrower for a commercial real estate loan, we physically inspect the property.

          Appraisals on properties securing commercial real estate loans originated by us are performed by an independent appraiser at the time the loan is made. In addition, our underwriting procedures generally require verification of the borrower’s credit history, income and financial condition, banking relationships, references and income projections for the property. We generally obtain personal guarantees for our commercial real estate loans.

               Residential Real Estate Loans.

          At December 31, 2009, our residential real estate loan portfolio totaled $14.4 million. We typically do not lend on primary residences. Our residential real estate loans are mainly secured by first mortgages on investment properties as well as select loans originated by Floridian Financial Mortgage.

          We embrace written, non-discriminatory underwriting standards for use in the underwriting and review of every loan considered. Each Bank’s board of directors reviews and approves these underwriting standards annually. Our underwriters obtain or review each loan application to determine the borrower’s ability to repay, and confirm the significant information through the use of credit reports, financial statements, employment and other verifications.

          When originating a real estate mortgage loan, we obtain a new appraisal of the property from an independent third party to determine the adequacy of the collateral, and the appraisal will be independently reviewed by our loan administrators. Borrowers are required to obtain casualty insurance and, if applicable, flood insurance in amounts at least equal to the outstanding loan balance or the maximum amount allowed by law.

          We require that a survey be conducted and title insurance be obtained, insuring the priority of our mortgage lien. The maximum loan to value limit for lending on residential real estate is 80% of the lesser of the acquisition cost or the estimate of fair market value.

          As of February 26, 2010, the Banks’ loan portfolios contain no adjustable rate, subprime, or option (“pick a payment”) mortgage loans.

          Other Installment and Consumer Loans.

          At December 31, 2009, our installment and consumer loan portfolio totaled $20.9 million. The Banks offer a variety of installment and consumer loans. These loans are typically secured by residential real estate or personal property, including automobiles and boats. Home equity loans (closed-end and lines of credit) are typically made up to 85% of the appraised value of the property securing the loan, in each case, less the amount of any existing liens on the property. Closed-end loans have terms of up to 15 years. Lines of credit have an original maturity of 10 years. The interest rates on closed-end home equity loans are fixed, while interest rates on home equity lines of credit are variable.

Credit Administration

          The Company’s Credit Administration is managed on a corporate-wide basis under the close direction of the President of Floridian Bank who has extensive experience in that role. The Banks’ lending activities are subject to written policies approved by the Banks’ Board of Directors to ensure proper management of credit risk. Loans are subject to a defined credit process that includes credit evaluation of borrowers, risk-rating of credit, establishment of lending limits and application of lending procedures, including the holding of adequate collateral and the maintenance of compensating balances, as well as procedures for on-going identification and management of credit deterioration. Regular portfolio reviews are performed to identify potential underperforming credits, estimate loss exposure, and to ascertain compliance with the Banks’ policies. Management review consists of evaluation of the financial strengths of the borrower and the guarantor, the related collateral and the effects of economic conditions.

          The Banks generally do not make commercial or consumer loans outside their market area unless the borrower has an established relationship with one of our Banks and conducts its principal business operations within our market area. Consequently, the Banks and their borrowers are affected by the economic conditions prevailing in their market area.

          The Banks will purchase or sell participations in loans from time to time, typically on a nonrecourse basis, unless the Bank’s Board of Directors approves a recourse arrangement. Usually, participations are necessary when the loan in its entirety would exceed the selling bank’s legal lending limit or when booking the entire loan would cause the selling bank to exceed a pre-determined loan to deposit ratio or create a credit concentration in a particular type of loan. Sound underwriting justification, including an independent analysis of credit quality of the borrower, and evidence of proper loan documentation are required prior to the Banks committing to purchase a loan participation. The Banks maintain complete and current credit information on the borrower during the term of the loan.

Investment Activity

          The primary objectives of our investment portfolio is to earn an acceptable rate of return through investments with a mixture of maturities and compositions, meet liquidity requirements, and mitigate interest rate sensitivity. We attempt to accomplish this by matching, to the greatest extent possible, the maturity of assets with liabilities. We attempt to maintain an average maturity of securities of less than 15 years.

          We invest primarily in U.S. Treasury and agency obligations guaranteed as to principal and interest. We enter into federal funds transactions with our principal correspondent banks directly or as an agent.

Competition

          We operate in a highly competitive environment competing for deposits and loans with commercial banks, thrifts and other financial institutions, many of which have greater financial resources than us. Many large financial institutions compete for business in our service area. Certain of these institutions have significantly higher lending limits than we do and provide services to their customers which we do not offer.

          We believe we are able to compete favorably with our competitors because we provide responsive, personalized services through our knowledge and awareness of our service area, customers and business.

          The following table displays data provided by the FDIC regarding our competition in Citrus, Flagler, Lake, Orange, Seminole, and Volusia counties (our primary market area), as of June 30, 2009, the latest date for which data was available:

County	Number of Insured Financial Institutions	Number of Retail Branches	Banks’ Market Share

Citrus	14	49	2.09%
Flagler	13	25	0.62%
Lake	27	109	0.11%
Orange	39	307	0.62%
Seminole	35	149	1.17%
Volusia	29	165	1.20%

          Interest rates, both on loans and deposits, and prices of fee-based services are significant competitive factors among financial institutions generally. Other important competitive factors include office location, office hours, the quality of customer service, community reputation, continuity of personnel and services, and, in the case of larger commercial customers, relative lending limits and the ability to offer sophisticated cash management and other commercial banking services. Many of our larger competitors have greater resources, broader geographic markets, more extensive branch networks, and higher lending limits than we do. They also can offer more products and services and can better afford and make more effective use of media advertising, support services and electronic technology than we can.

          Our largest competitors in the market include: Bank of America, Wells Fargo, SunTrust, BB&T, Regions Financial, M&I Bank, RBC Bank, and PNC, and these institutions capture the majority of the deposits. Our significant community bank competitors include: Centennial Bank, Florida Bank of Commerce, First Commercial Bank, Florida Capital Bank, East Coast Community Bank, and Gateway Bank of Florida. We believe that community banks can compete successfully by providing personalized service and making timely, local decisions and thus draw business away from larger institutions in the market. We also believe that further consolidation in the banking industry is likely to create additional opportunities for community banks to capture deposits from affected customers who may become dissatisfied as their financial institutions grow larger. In addition, we believe that the continued growth of our banking markets affords us an opportunity to capture new deposits from new residents.

Marketing and Distribution

          In order to market our deposit and loan products, we rely heavily on word of mouth and direct customer contact calling efforts. In addition, our Board of Directors and management team realize the importance of forging partnerships within the community as a method of expanding our customer base and serving the needs of our community. In this regard, we are an active participant in various community activities and organizations. Participation in such events and organizations allows management to determine what additional products and services are needed in our community as well as assisting in our efforts to determine credit needs in accordance with the Community Reinvestment Act.

          In addition to our direct contact marketing methods, we use limited local print advertising, product brochures, and direct mail to build our customer base.

Employees

          As of December 31, 2009, we employed 85 full-time employees and four part-time employees. The employees are not represented by a collective bargaining unit. We consider relations with our employees to be good.

REGULATORY CONSIDERATIONS

          We must comply with state and federal banking laws and regulations that control virtually all aspects of our operations. These laws and regulations generally aim to protect our depositors, not our shareholders or our creditors. Any changes in applicable laws or regulations may materially affect our business and prospects. Such legislative or regulatory changes may also affect our operations. The following description summarizes some of the laws and regulations to which the Banks and we are subject. References to applicable statutes and regulations are brief summaries, do not purport to be complete, and are qualified in their entirety by reference to such statutes and regulations.

Regulatory Reform

          On June 17, 2009, the U.S. Treasury Department released a white paper entitled “Financial Regulatory Reform—A New Foundation: Rebuilding Financial Regulation and Supervision,” which outlined the Obama administration’s plan to make extensive and wide ranging reforms to the U.S. financial regulatory system. The plan contains proposals to, among other things, (i) create a new financial regulatory agency called the Consumer Financial Protection Agency, (ii) enhance supervision and regulation of securitization markets, (iii) dispose of the interstate branching framework of the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the “Interstate Banking Act”) by giving national and state-chartered banks the unrestricted ability to branch across state lines, (iv) establish strengthened capital and prudential standards for banks and bank holding companies, (v) increase supervision and regulation of large financial firms, and (vi) create an Office of National Insurance within the U.S. Treasury Department.

          On December 10, 2009, the U.S. House of Representatives approved “The Wall Street Reform and Consumer Protection Act,” which included some of the U.S. Treasury Department’s proposed reforms. The House bill provides for, among other things, (i) the creation of the Consumer Financial Protection Agency, (ii) reforming mortgage lending and predatory lending practices, (iii) increased supervision and regulation of large financial firms, (iv) the creation of a federal insurance office, and (v) executive compensation reform.

          We are unsure what regulatory reforms, if any, will be adopted. Thus, this “Regulatory Considerations” section discusses what we believe to be the most significant laws we currently face without regard to the impact of these significant, but not yet adopted, reforms.

The Company

          We are registered with the Board of Governors of the Federal Reserve System as a multi-bank holding company under the Bank Holding Company Act of 1956 or BHCA. As a result, we are subject to supervisory regulation and examination by the Federal Reserve. The Gramm-Leach-Bliley Act, the BHCA, and other federal laws subject bank holding companies to particular restrictions on the types of activities in which they may engage, and to a range of supervisory requirements and activities, including regulatory enforcement actions for violations of laws and regulations.

          Permitted Activities.

          The Gramm-Leach-Bliley Act altered the U.S. banking system by: (i) allowing bank holding companies that qualify as “financial holding companies” to engage in a broad range of financial and related activities; (ii) allowing insurers and other financial service companies to acquire banks; (iii) removing restrictions that applied to bank holding company ownership of securities firms and mutual fund advisory companies; and (iv) establishing the overall regulatory scheme applicable to bank holding companies that also engage in insurance and securities operations. The general effect of the law was to establish a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms, and other financial service providers. Activities that are financial in nature are broadly defined to include not only banking, insurance, and securities activities, but also merchant banking and additional activities that the Federal Reserve, in consultation with the Secretary of the Treasury, determines to be financial in nature, incidental to such financial activities, or complementary activities that do not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally.

          In contrast to financial holding companies, bank holding companies are limited to managing or controlling banks, furnishing services to or performing services for its subsidiaries, and engaging in other activities that the Federal Reserve determines by regulation or order to be so closely related to banking or managing or controlling banks. As a bank holding company, these restrictions apply to us. In determining whether a particular activity is permissible, the Federal Reserve must consider whether the performance of such an activity reasonably can be expected to produce benefits to the public that outweigh possible adverse effects. Possible benefits include greater convenience, increased competition, and gains in efficiency. Possible adverse effects include undue concentration of resources, decreased or unfair competition, conflicts of interest, and unsound banking practices. Despite prior approval, the Federal Reserve may order a bank holding company or its subsidiaries to terminate any activity or to terminate ownership or control of any subsidiary when the Federal Reserve has reasonable cause to believe that a serious risk to the financial safety, soundness or stability of any bank subsidiary of that bank holding company may result from such an activity.

          Changes in Control.

          Subject to certain exceptions, the BHCA and the Change in Bank Control Act, together with the applicable regulations, require Federal Reserve approval (or, depending on the circumstances, no notice of disapproval) prior to any person or company acquiring “control” of a bank or bank holding company. A conclusive presumption of control exists if an individual or company acquires the power, directly or indirectly, to direct the management or policies of an insured depository institution or to vote 25% or more of any class of voting securities of any insured depository institution. A rebuttable presumption of control exists if a person or company acquires 10% or more but less than 25% of any class of voting securities of an insured depository institution and either the institution has registered securities under Section 12 of the Securities Exchange Act of 1934 (or as we will refer to as the Exchange Act), or no other person will own a greater percentage of that class of voting securities immediately after the acquisition. Our common stock is registered under Section 12 of the Exchange Act.

          The Federal Reserve Board maintains a policy statement on minority equity investments in banks and bank holding companies, that permits investors to (1) acquire up to 33 percent of the total equity of a target bank or bank holding company, subject to certain conditions, including (but not limited to) that the investing firm does not acquire 15 percent or more of any class of voting securities, and (2) designate at least one director, without triggering the various regulatory requirements associated with control.

          As a bank holding company, we are required to obtain prior approval from the Federal Reserve before (i) acquiring all or substantially all of the assets of a bank or bank holding company, (ii) acquiring direct or indirect ownership or control of more than 5% of the outstanding voting stock of any bank or bank holding company (unless we own a majority of that bank’s voting shares), or (iii) merging or consolidating with any other bank or bank holding company. In determining whether to approve a proposed bank acquisition, federal bank regulators will consider, among other factors, the effect of the acquisition on competition, the public benefits expected to be received from the acquisition, the projected capital ratios and levels on a post-acquisition basis, and the acquiring institution’s record of addressing the credit needs of the communities it serves, including the needs of low and moderate income neighborhoods, consistent with the safe and sound operation of the bank, under the Community Reinvestment Act of 1977.

          Under Florida law, a person or entity proposing to directly or indirectly acquire control of a Florida bank must first obtain permission from the Florida Office of Financial Regulation. Florida statutes define “control” as either (a) indirectly or directly owning, controlling or having power to vote 25% or more of the voting securities of a bank; (b) controlling the election of a majority of directors of a bank; (c) owning, controlling, or having power to vote 10% or more of the voting securities as well as directly or indirectly exercising a controlling influence over management or policies of a bank; or (d) as determined by the Florida Office of Financial Regulation. These requirements affect us because the Banks are chartered under Florida law and changes in control of us are indirect changes in control of the Banks.

          Tying.

          Bank holding companies and their affiliates are prohibited from tying the provision of certain services, such as extending credit, to other services or products (other than traditional banking products) offered by the holding company or its affiliates, such as deposit products.

          Capital; Dividends; Source of Strength.

          The Federal Reserve imposes certain capital requirements on bank holding companies under the BHCA, including a minimum leverage ratio and a minimum ratio of “qualifying” capital to risk-weighted assets. These requirements are described below under “Capital Regulations.” Subject to its capital requirements and certain other restrictions, we are able to borrow money to make a capital contribution to the Banks, and such loans may be repaid from dividends paid from the Banks to us. The ability of the Banks to pay dividends, however, is subject to regulatory restrictions that are described below under “Dividends.” We are also able to raise capital for contributions to the Banks by issuing securities without having to receive regulatory approval, subject to compliance with federal and state securities laws.

          In accordance with Federal Reserve policy, we are expected to act as a source of financial strength to the Banks and to commit resources to support the Banks in circumstances in which we might not otherwise do so. In carrying out this policy, the Federal Reserve may require a bank holding company to terminate any activity or relinquish control of a nonbank subsidiary (other than a nonbank subsidiary of a bank) upon the Federal Reserve’s determination that such activity or control constitutes a serious risk to the financial soundness or stability of any subsidiary depository institution of the bank holding company. Further, federal bank regulatory authorities have additional discretion to require a bank holding company to divest itself of any bank or nonbank subsidiary if the agency determines that divestiture may aid the depository institution’s financial condition.

The Banks

          The Banks are banking institutions that are chartered by and headquartered in the State of Florida, and they are subject to supervision and regulation by the Florida Office of Financial Regulation and the FDIC, and are subject to other laws and regulations applicable to banks. The Florida Office of Financial Regulation and the FDIC supervise and regulate all areas of the Banks’ operations including, without limitation, the making of loans, the issuance of securities, the conduct of the Banks’ corporate affairs, the satisfaction of capital adequacy requirements, the payment of dividends, and the establishment or closing of branches.

          As state chartered banking institutions in the State of Florida, the Banks are empowered by statute, subject to the limitations contained in those statutes, to take and pay interest on savings and time deposits, to accept demand deposits, to make loans on residential and other real estate, to make consumer and commercial loans, to invest, with certain limitations, in equity securities and in debt obligations of banks and corporations and to provide various other banking services on behalf of the Banks’ customers. Various consumer laws and regulations also affect the operations of the Banks, including state usury laws, laws relating to fiduciaries, consumer credit and equal credit opportunity laws, and fair credit reporting. In addition, the Federal Deposit Insurance Corporation Improvement Act of 1991 prohibits insured state chartered institutions from conducting activities as principal that are not permitted for national banks. A bank, however, may engage in an otherwise prohibited activity if it meets its minimum capital requirements and the FDIC determines that the activity does not present a significant risk to the Deposit Insurance Fund.

          Reserves.

          The Federal Reserve requires all depository institutions to maintain reserves against certain categories of transaction accounts. The balances maintained to meet the reserve requirements imposed by the Federal Reserve may be used to satisfy liquidity requirements. An institution may borrow from the Federal Reserve Bank “discount window” as a secondary source of funds, provided that the institution meets the Federal Reserve Bank’s credit standards.

          Dividends.

          The Banks are subject to legal limitations on the frequency and amount of dividends that can be paid to us. The FDIC may restrict the ability of a bank to pay dividends if those payments would constitute an unsafe or unsound banking practice. These regulations and restrictions may limit our ability to obtain funds from the Banks for our cash needs, including funds for acquisitions and the payment of dividends, interest, and operating expenses.

          In addition, Florida law also places certain restrictions on the declaration of dividends from state chartered banks to their holding companies. Pursuant to the Florida Financial Institutions Code, the board of directors of state chartered banks, after charging off bad debts, depreciation and other worthless assets, if any, and making provisions for reasonably anticipated future losses on loans and other assets, may quarterly, semi-annually or annually each declare a dividend of up to the aggregate net profits of that period combined with the bank’s retained net profits for the preceding two years and, with the approval of the Florida Office of Financial Regulation, declare a dividend from retained net profits which accrued prior to the preceding two years. Before declaring any dividends, 20% of the net profits for the preceding period as is covered by the dividend must be transferred to the surplus fund of the bank until this fund becomes equal to the amount of the bank’s common stock then issued and outstanding. The bank may not declare any dividend if (i) its net income from the current year combined with the retained net income for the preceding two years is a loss or (ii) the payment of a dividend would cause the capital account of the bank to fall below the minimum amount required by law, regulation, order or any written agreement with the Florida Office of Financial Regulation or a federal regulatory agency.

          Insurance of Accounts and Other Assessments.

          The Banks pay their deposit insurance assessments to the Deposit Insurance Fund, which is determined through a risk-based assessment system. Currently, the Banks’ deposit accounts insured by the Deposit Insurance Fund generally up to a maximum of $100,000 per separately insured depositor, except for certain retirement plan accounts, which are insured up to $250,000; however, the Emergency Economic Stabilization Act of 2008 temporarily raised the basic limit on federal deposit insurance coverage from $100,000 to $250,000 per depositor. The basic deposit insurance limit will return to $100,000 after December 31, 2013.

          In addition, on November 26, 2008, the FDIC issued a final rule under its Transaction Account Guarantee Program (“TAGP”), pursuant to which the FDIC fully guarantees all non-interest bearing transaction deposit accounts, including all personal and business checking deposit accounts that do not earn interest, lawyer trust accounts where interest does not accrue to the account owner (IOLTA), and NOW accounts with interest rates no higher than 0.50%. Thus, under TAGP, all money in these accounts is fully insured by the FDIC regardless of dollar amount. This second increase to coverage was originally in effect through December 31, 2009, but was extended until June 30, 2010, unless we elected to “opt out” of participating, which we did not do.

          Under the current assessment system, the FDIC assigns an institution to one of four risk categories, with the first category having two sub-categories based on the institution’s most recent supervisory and capital evaluations, designed to measure risk. Total base assessment rates currently range from 0.07% of deposits for an institution in the highest sub-category of the highest category to 0.775% of deposits for an institution in the lowest category. On May 22, 2009, the FDIC imposed a special assessment of five basis points on each FDIC-insured depository institution’s assets, minus its Tier 1 capital, as of June 30, 2009. This special assessment was collected on September 30, 2009, and resulted in an additional charge to us of $399,000. Finally, on November 12, 2009, the FDIC adopted a new rule requiring insured institutions to prepay on December 30, 2009, estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011, and 2012. We prepaid an assessment of $2.8 million, which incorporated a uniform 3.00 basis point increase effective January 1, 2011 and assumed 5% annual deposit growth.

          In addition, all FDIC insured institutions are required to pay assessments to the FDIC at an annual rate of approximately one basis point of insured deposits to fund interest payments on bonds issued by the Financing Corporation, an agency of the federal government established to recapitalize the predecessor to the Savings Association Insurance Fund. These assessments will continue until the Financing Corporation bonds mature in 2017 through 2019.

          Transactions With Affiliates.

          Pursuant to Sections 23A and 23B of the Federal Reserve Act and Regulation W, the authority of the Banks to engage in transactions with related parties or “affiliates” or to make loans to insiders is limited. Loan transactions with an “affiliate” generally must be collateralized and certain transactions between the Banks and their “affiliates”, including the sale of assets, the payment of money or the provision of services, must be on terms and conditions that are substantially the same, or at least as favorable to the Banks, as those prevailing for comparable nonaffiliated transactions. In addition, the Banks generally may not purchase securities issued or underwritten by affiliates.

          Loans to executive officers, directors or to any person who directly or indirectly, or acting through or in concert with one or more persons, owns, controls or has the power to vote more than 10% of any class of voting securities of a bank, which we refer to as 10% Shareholders, or to any political or campaign committee the funds or services of which will benefit those executive officers, directors, or 10% Shareholders or which is controlled by those executive officers, directors or 10% Shareholders, are subject to Sections 22(g) and 22(h) of the Federal Reserve Act and its corresponding regulations (Regulation O) and Section 13(k) of the Exchange Act relating to the prohibition on personal loans to executives which exempts financial institutions in compliance with the insider lending restrictions of Section 22(h) of the Federal Reserve Act. Among other things, these loans must be made on terms substantially the same as those prevailing on transactions made to unaffiliated individuals and certain extensions of credit to those persons must first be approved in advance by a disinterested majority of the entire Board of Directors. Section 22(h) of the Federal Reserve Act prohibits loans to any of these individuals where the aggregate amount exceeds an amount equal to 15% of an institution’s unimpaired capital and surplus plus an additional 10% of unimpaired capital and surplus in the case of loans that are fully secured by readily marketable collateral, or when the aggregate amount on all of the extensions of credit outstanding to all of these persons would exceed the Bank’s unimpaired capital and unimpaired surplus. Section 22(g) identifies limited circumstances in which the Banks are permitted to extend credit to executive officers.

          Community Reinvestment Act.

          The Community Reinvestment Act and its corresponding regulations are intended to encourage banks to help meet the credit needs of their service area, including low and moderate income neighborhoods, consistent with the safe and sound operations of the banks. These regulations provide for regulatory assessment of a bank’s record in meeting the needs of its service area. Federal banking agencies are required to make public a rating of a bank’s performance under the Community Reinvestment Act. The FDIC considers a bank’s Community Reinvestment Act rating when the bank submits an application to establish branches, merge, or acquire the assets and assume the liabilities of another bank. In the case of a bank holding company, the Community Reinvestment Act performance record of all banks involved in the merger or acquisition are reviewed in connection with the filing of an application to acquire ownership or control of shares or assets of a bank or to merge with any other bank holding company. An unsatisfactory record can substantially delay or block the transaction. The Banks received “satisfactory” ratings on their most recent Community Reinvestment Act assessment.

          Capital Regulations.

          The federal banking regulators, including the FDIC, have adopted risk-based, capital adequacy guidelines for bank holding companies and their subsidiary state-chartered banks. The risk-based capital guidelines are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies, to account for off-balance sheet exposure, to minimize disincentives for holding liquid assets and to achieve greater consistency in evaluating the capital adequacy of major banks throughout the world. Under these guidelines, assets and off-balance sheet items are assigned to broad risk categories each with designated weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items.

          The current guidelines require all bank holding companies and federally regulated banks to maintain a minimum risk-based total capital ratio equal to 8%, of which at least 4% must be Tier I Capital. Tier I Capital, which includes common shareholders’ equity, noncumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock and trust preferred securities, less certain goodwill items and other intangible assets, is required to equal at least 4% of risk-weighted assets. The remainder (“Tier II Capital”) may consist of (i) an allowance for loan losses of up to 1.25% of risk-weighted assets, (ii) excess of qualifying perpetual preferred stock, (iii) hybrid capital instruments, (iv) perpetual debt, (v) mandatory convertible securities, and (vi) subordinated debt and intermediate-term preferred stock up to 50% of Tier I Capital. Total capital is the sum of Tier I and Tier II Capital less reciprocal holdings of other banking organizations’ capital instruments, investments in unconsolidated subsidiaries and any other deductions as determined by the appropriate regulator (determined on a case-by-case basis or as a matter of policy after formal rule making).

          In computing total risk-weighted assets, bank holding company assets are given risk-weights of 0%, 20%, 50% and 100%. In addition, certain off-balance sheet items are given similar credit conversion factors to convert them to asset equivalent amounts to which an appropriate risk-weight will apply. Most loans will be assigned to the 100% risk category, except for performing first mortgage loans fully secured by 1- to 4-family and certain multi-family residential property, which carry a 50% risk rating. Most investment securities (including, primarily, general obligation claims on states or other political subdivisions of the United States) will be assigned to the 20% category, except for municipal or state revenue bonds, which have a 50% risk-weight, and direct obligations of the U.S. Treasury or obligations backed by the full faith and credit of the U.S. Government, which have a 0% risk-weight. In covering off-balance sheet items, direct credit substitutes, including general guarantees and standby letters of credit backing financial obligations, are given a 100% conversion factor. Transaction-related contingencies, such as bid bonds, standby letters of credit backing non-financial obligations, and undrawn commitments (including commercial credit lines with an initial maturity of more than one year), have a 50% conversion factor. Short-term commercial letters of credit are converted at 20% and certain short-term unconditionally cancelable commitments have a 0% factor.

          The federal bank regulatory authorities have also adopted regulations that supplement the risk-based guidelines. These regulations generally require banks and bank holding companies to maintain a minimum level of Tier I Capital to total assets less goodwill of 4% (the “leverage ratio”). The FDIC permits a bank to maintain a minimum 3% leverage ratio if the bank achieves a 1 rating under the CAMELS rating system in its most recent examination, as long as the bank is not experiencing or anticipating significant growth. The CAMELS rating is a non-public system used by bank regulators to rate the strength and weaknesses of financial institutions. The CAMELS rating is comprised of six categories: capital adequacy, asset quality, management, earnings, liquidity, and sensitivity to market risk.

          Banking organizations experiencing or anticipating significant growth, as well as those organizations which do not satisfy the criteria described above, will be required to maintain a minimum leverage ratio ranging generally from 4% to 5%. The bank regulators also continue to consider a “tangible Tier I leverage ratio” in evaluating proposals for expansion or new activities. The tangible Tier I leverage ratio is the ratio of a banking organization’s Tier I Capital, less deductions for intangibles otherwise includable in Tier I Capital, to total tangible assets.

          Federal law and regulations establish a capital-based regulatory scheme designed to promote early intervention for troubled banks and require the FDIC to choose the least expensive resolution of bank failures. The capital-based regulatory framework contains five categories of compliance with regulatory capital requirements, including “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.” To qualify as a “well-capitalized” institution, a bank must have a leverage ratio of no less than 5%, a Tier I Capital ratio of no less than 6%, and a total risk-based capital ratio of no less than 10%, and the bank must not be under any order or directive from the appropriate regulatory agency to meet and maintain a specific capital level. Generally, a financial institution must be “well capitalized” before the Federal Reserve will approve an application by a bank holding company to acquire or merge with a bank or bank holding company.

          Under the regulations, the applicable agency can treat an institution as if it were in the next lower category if the agency determines (after notice and an opportunity for hearing) that the institution is in an unsafe or unsound condition or is engaging in an unsafe or unsound practice. The degree of regulatory scrutiny of a financial institution will increase, and the permissible activities of the institution will decrease, as it moves downward through the capital categories. Institutions that fall into one of the three undercapitalized categories may be required to (i) submit a capital restoration plan; (ii) raise additional capital; (iii) restrict their growth, deposit interest rates, and other activities; (iv) improve their management; (v) eliminate management fees; or (vi) divest themselves of all or a part of their operations. Bank holding companies controlling financial institutions can be called upon to boost the institutions’ capital and to partially guarantee the institutions’ performance under their capital restoration plans.

          It should be noted that the minimum ratios referred to above are merely guidelines and the bank regulators possess the discretionary authority to require higher ratios.

          We currently exceed the requirements contained in the applicable regulations, policies and directives pertaining to capital adequacy to be classified as “well capitalized”, and are unaware of any material violation or alleged violation of these regulations, policies or directives. Rapid growth, poor loan portfolio performance, or poor earnings performance, or a combination of these factors, could change our capital position in a relatively short period of time, making additional capital infusions necessary.

          Interstate Banking and Branching.

          The BHCA was amended by the Interstate Banking Act. The Interstate Banking Act provides that adequately capitalized and managed financial and bank holding companies are permitted to acquire banks in any state.

          State laws prohibiting interstate banking or discriminating against out-of-state banks are preempted. States are not permitted to enact laws opting out of this provision; however, states are allowed to adopt a minimum age restriction requiring that target banks located within the state be in existence for a period of years, up to a maximum of five years, before a bank may be subject to the Interstate Banking Act. The Interstate Banking Act establishes deposit caps which prohibit acquisitions that result in the acquiring company controlling 30% or more of the deposits of insured banks and thrift institutions held in the state in which the target maintains a branch or 10% or more of the deposits nationwide. States have the authority to waive the 30% deposit cap. State-level deposit caps are not preempted as long as they do not discriminate against out-of-state companies, and the federal deposit caps apply only to initial entry acquisitions.

          The Interstate Banking Act also provides that adequately capitalized and managed banks are able to engage in interstate branching by merging with banks in different states. Unlike the interstate banking provision discussed above, states were permitted to opt out of the application of the interstate merger provision by enacting specific legislation.

          Florida responded to the enactment of the Interstate Banking Act by enacting the Florida Interstate Branching Act (the “Florida Branching Act”). The purpose of the Florida Branching Act was to permit interstate branching through merger transactions under the Interstate Banking Act. Under the Florida Branching Act, with the prior approval of the Florida Office of Financial Regulation, a Florida bank may establish, maintain and operate one or more branches in a state other than the State of Florida pursuant to a merger transaction in which the Florida bank is the resulting bank. In addition, the Florida Branching Act provides that one or more Florida banks may enter into a merger transaction with one or more out-of-state banks, and an out-of-state bank resulting from this transaction may maintain and operate the branches of the Florida bank that participated in this merger. An out-of-state bank, however, is not permitted to acquire a Florida bank in a merger transaction unless the Florida bank has been in existence and continuously operated for more than three years.

          Anti-money Laundering.

          The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (“USA PATRIOT Act”), provides the federal government with additional powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing and broadened anti-money laundering requirements. By way of amendments to the Bank Secrecy Act (“BSA”), the USA PATRIOT Act puts in place measures intended to encourage information sharing among bank regulatory and law enforcement agencies. In addition, certain provisions of the USA PATRIOT Act impose affirmative obligations on a broad range of financial institutions.

          Among other requirements, the USA PATRIOT Act and the related Federal Reserve regulations require banks to establish anti-money laundering programs that include, at a minimum:

▪

internal policies, procedures and controls designed to implement and maintain the savings association’s compliance with all of the requirements of the USA PATRIOT Act, the BSA and related laws and regulations;

▪	systems and procedures for monitoring and reporting of suspicious transactions and activities;

▪	a designated compliance officer;

▪	employee training;

▪	an independent audit function to test the anti-money laundering program;

▪	procedures to verify the identity of each customer upon the opening of accounts; and

▪	heightened due diligence policies, procedures and controls applicable to certain foreign accounts and relationships.

          Additionally, the USA PATRIOT Act requires each financial institution to develop a customer identification program (“CIP”) as part of our anti-money laundering program. The key components of the CIP are identification, verification, government list comparison, notice and record retention. The purpose of the CIP is to enable the financial institution to determine the true identity and anticipated account activity of each customer. To make this determination, among other things, the financial institution must collect certain information from customers at the time they enter into the customer relationship with the financial institution. This information must be verified within a reasonable time through documentary and non-documentary methods. Furthermore, all customers must be screened against any CIP-related government lists of known or suspected terrorists. We and our affiliates have adopted policies, procedures and controls to comply with the BSA and the USA PATRIOT Act, and we engage in very few transactions with foreign persons and no transactions with foreign financial institutions.

          Privacy.

          Under the Gramm-Leach-Bliley Act, federal banking regulators adopted rules limiting the ability of banks and other financial institutions to disclose nonpublic information about consumers to nonaffiliated third parties. The rules require disclosure of privacy policies to consumers and, in some circumstances, allow consumers to prevent disclosure of certain personal information to nonaffiliated third parties.

          Consumer Laws and Regulations.

          The Banks are also subject to other federal and state consumer laws and regulations that are designed to protect consumers in transactions with banks. While the list set forth below is not exhaustive, these laws and regulations include the Truth in Lending Act, the Truth in Savings Act, the Electronic Funds Transfer Act, the Expedited Funds Availability Act, Check Clearing for the 21st Century Act, the Fair Credit Reporting Act, the Equal Credit Opportunity Act, the Fair Housing Act, the Home Mortgage Disclosure Act, the Fair and Accurate Transactions Act, the Mortgage Disclosure Improvement Act, and the Real Estate Settlement Procedures Act, among others. These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must deal with customers when taking deposits or making loans to customers. The Banks must comply with the applicable provisions of these consumer protection laws and regulations as part of their ongoing customer relations.

Future Legislative Developments.

          Various legislative acts are from time to time introduced in Congress and the Florida legislature. This legislation may change banking statutes and the environment in which we and the Banks operate in substantial and unpredictable ways. We cannot determine the ultimate effect that potential legislation, if enacted, or implementing regulations with respect thereto, would have upon our financial condition or results of operations or that of the Banks.

Effect of Governmental Monetary Policies

          The commercial banking business in which the Banks engage is affected not only by general economic conditions, but also by the monetary policies of the Federal Reserve. Changes in the discount rate on member bank borrowing, availability of borrowing at the “discount window,” open market operations, the imposition of changes in reserve requirements against member banks’ deposits and assets of foreign branches and the imposition of and changes in reserve requirements against certain borrowings by banks and their affiliates are some of the instruments of monetary policy available to the Federal Reserve. These monetary policies are used in varying combinations to influence overall growth and distributions of bank loans, investments and deposits, and this use may affect interest rates charged on loans or paid on deposits. The monetary policies of the Federal Reserve have had a significant effect on the operating results of commercial banks and are expected to do so in the future. The monetary policies of the Federal Reserve are influenced by various factors, including inflation, unemployment, short-term and long-term changes in the international trade balance and in the fiscal policies of the U.S. Government. Future monetary policies and the effect of such policies on the future business and earnings of the Banks cannot be predicted.

Income Taxes

          We are subject to income taxes at the federal level and subject to state taxation in Florida. We file consolidated federal and state tax returns with a fiscal year ending on December 31.

Website Access to Company’s Reports

          Our Internet website is www.floridianfinancialgroup.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, including any amendments to those reports filed or furnished pursuant to section 13(a) or 15(d), and reports filed pursuant to Section 16, 13(d), and 13(g) of the Exchange Act are available free of charge through our website as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission. The information on our website is not incorporated by reference into this report.

ITEM 1A.	RISK FACTORS

          An investment in our common stock contains a high degree of risk. In addition to the other information contained in, or incorporated by reference into, this Form 10-K, including the matters addressed under the caption “Cautionary Statement Regarding Forward-Looking Information,” you should carefully consider the risks described below before deciding whether to invest in our common stock. If any of the events highlighted in the following risks actually occurs, or if additional risks and uncertainties not presently known to us or that we do not currently believe to be important to you, materialize, our business, results of operations or financial condition would likely suffer. In such an event, the trading price of our common stock could decline and you could lose all or part of your investment. In assessing these risks, you should also refer to the other information contained in our filings with the SEC, including our financial statements and related notes.

          Risks Related to our Business.

Recent legislation and administrative actions authorizing the U.S. government to take direct actions within the financial services industry may not stabilize the U.S. financial system.

          The Emergency Economic Stabilization Act of 2008, or EESA, was enacted on October 3, 2008. Under EESA, the U.S. Treasury has the authority to, among other things, invest in financial institutions and purchase up to $700 billion of troubled assets and mortgages from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets. Under the U.S. Treasury’s Capital Purchase Program, or CPP, it committed to purchase up to $250 billion of preferred stock and warrants in eligible institutions. The EESA also temporarily increased FDIC deposit insurance coverage to $250,000 per depositor through December 31, 2009, which was recently extended to December 31, 2013 under the Helping Families Save Their Homes Act of 2009.

          On February 10, 2009, the U.S. Treasury announced the Financial Stability Plan which, among other things, provides a forward-looking supervisory capital assessment program that is mandatory for banking institutions with over $100 billion of assets and makes capital available to financial institutions qualifying under a process and criteria similar to the CPP. In addition, the American Recovery and Reinvestment Act of 2009, or ARRA, was signed into law on February 17, 2009, and includes, among other things, extensive new restrictions on the compensation and governance arrangements of financial institutions.

          Numerous actions have been taken by the U.S. Congress, the Federal Reserve, the U.S. Treasury, the FDIC, the SEC and others to address the current liquidity and credit crisis that has followed the sub-prime mortgage crisis that commenced in 2007, including the Financial Stability Program adopted by the U.S. Treasury. In addition, the Secretary of the Treasury proposed fundamental changes to the regulation of financial institutions, markets and products on June 17, 2009. On December 10, 2009, the U.S. House of Representatives approved The Wall Street Reform and Consumer Protection Act, which included some of the U.S. Treasury Department’s proposed reforms.

          We cannot predict the actual effects of EESA, the ARRA, the proposed regulatory reform measures and various governmental, regulatory, monetary and fiscal initiatives which have been and may be enacted on the economy, the financial markets, on us. The terms and costs of these activities, or the failure of these actions to help stabilize the financial markets, asset prices, market liquidity and a continuation or worsening of current financial market and economic conditions, could materially and adversely affect our business, financial condition, results of operations, and the price of our common stock.

Difficult market conditions and economic trends have adversely affected our industry and our business and may lead to new and increased government regulation.

          Dramatic declines in the housing market, with decreasing home prices and increasing delinquencies and foreclosures, have negatively impacted the credit performance of mortgage and construction loans and resulted in significant write-downs of assets by many financial institutions. General downward economic trends, reduced availability of commercial credit and increasing unemployment have negatively impacted the credit performance of commercial and consumer credit, resulting in additional write-downs. Concerns over the stability of the financial markets, the economy and credit worthiness of borrowers have resulted in decreased lending by financial institutions to their customers and to each other. This market turmoil and tightening of credit has led to increased commercial and consumer deficiencies, lack of customer confidence, increased market volatility and widespread reduction in general business activity. The resulting economic pressure on consumers and businesses and the lack of confidence in the financial markets may adversely affect our business, financial condition, results of operations and stock price.

          Our ability to assess the creditworthiness of customers and to estimate the losses inherent in our credit exposure is made more complex by these difficult market and economic conditions. We also expect to face increased regulation and government oversight beyond EESA, ARRA, and other recent proposed or enacted regulations as a result of these downward trends.

          We do not believe these difficult conditions are likely to improve in the near future. A worsening of these conditions would likely exacerbate the adverse effects of these difficult economic conditions on us, our customers and the other financial institutions in our market. As a result, we may experience increases in foreclosures, delinquencies, and customer bankruptcies, as well as more restricted access to funds.

We may be required to pay significantly higher FDIC deposit insurance premiums and assessments in the future.

          Recent insured depository institution failures, as well as deterioration in banking and economic conditions, have significantly increased the loss provisions of the FDIC, resulting in a decline in the designated reserve ratio of the Deposit Insurance Fund to historical lows. The FDIC expects a higher rate of insured depository institution failures in the next few years compared to recent years; thus, the reserve ratio may continue to decline. In addition, the deposit insurance limit on FDIC deposit insurance coverage generally has increased to $250,000 through December 31, 2013, which may result in even larger losses to the Deposit Insurance Fund. These developments have caused an increase to our assessments, and the FDIC may be required to make additional increases to the assessment rates and levy additional special assessments on us. Higher assessments increase our non-interest expense.

          The weighted average assessment rate for the Banks, which also include our assessment for participating in the FDIC’s Transaction Account Guarantee Program, increased from 9.9 basis points at December 31, 2008 to 17.2 basis points at December 31, 2009. Additionally, on May 22, 2009, the FDIC announced a final rule imposing a special 5.0 basis points emergency assessment as of June 30, 2009, payable September 30, 2009, based on assets minus Tier I Capital at June 30, 2009, but the amount of the assessment was capped at 10.00 basis points of domestic deposits. Finally, on November 12, 2009, the FDIC adopted a new rule requiring insured institutions to prepay on December 30, 2009, estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011, and 2012. We prepaid an assessment of $2.8 million, which incorporated a uniform 3.00 basis point increase effective January 1, 2011 and assumed 5% annual deposit growth.

          These higher FDIC assessment rates and special assessments have had and will continue to have an adverse impact on our results of operations. Our FDIC insurance related cost was $951,000 for the year ended December 31, 2009 compared to $195,000 for the year ended December 31, 2008. We are unable to predict the impact in future periods, including whether and when additional special assessments will occur.

          Higher insurance premiums and assessments increase our costs and may limit our ability to pursue certain business opportunities. We also may be required to pay even higher FDIC premiums than the recently increased level, because financial institution failures resulting from the depressed market conditions have depleted and may continue to deplete the deposit insurance fund and reduce its ratio of reserves to insured deposits.

We incurred net losses for 2009 and may incur further losses.

          We incurred a net loss of $10.8 million for the year ended December 31, 2009. We may incur further losses, especially in light of economic conditions that continue to adversely affect our borrowers and us.

The loss of key personnel may adversely affect us.

          Our success is, and is expected to remain, highly dependent on our senior management team. As a bank holding company of community banks, it is our management’s extensive knowledge of and relationships in the community that generate business for us. Successful execution of our growth strategy will continue to place significant demands on our management and the loss of any such person’s services may adversely affect our growth and profitability.

          Although we have entered into a restrictive covenant agreement and an employment agreement with Charlie W. Brinkley, Jr., Thomas H. Dargan, Jr., and Keith A. Bulko, we may not be able to retain them or other key employees. The loss of such employees could adversely affect our ability to successfully conduct our business, which could have an adverse effect on our financial results and the value of our common stock.

Customers may not repay their loans which could have a material negative impact on earnings and our capital levels.

          When we loan money, commit to loan money, or enter into a letter of credit, we incur credit risk, or the risk of losses if our borrowers do not repay their loans. The credit quality of our portfolio can have a significant impact on our earnings. We attempt to minimize credit risk by carefully monitoring loan concentrations and through the loan application and approval procedures. Despite our policies, we may experience credit losses, what will have a material negative impact on earnings and our capital levels.

An inadequate allowance for loan losses would reduce our earnings.

          Our success depends to a significant extent upon the quality of our assets, particularly loans. In originating loans, there is a substantial likelihood that credit losses will be experienced. The risk of loss will vary with, among other things, general economic conditions, the type of loan being made, the creditworthiness of the borrower over the term of the loan and, in the case of a collateralized loan, the quality of the collateral for the loan. Management maintains an allowance for loan losses based on, among other things, experience, an evaluation of economic conditions, and regular reviews of delinquencies and loan portfolio quality. Based upon such factors, management makes various assumptions and judgments about the ultimate collectability of the loan portfolio and provides an allowance for probable loan losses based upon a percentage of the outstanding balances and for specific loans when their ultimate collectability is considered questionable.

          As of December 31, 2009, the Banks’ combined allowance for loan losses was $9.0 million, which represented approximately 2.68% of their total amount of loans. The Banks had a combined $3.1 million in non-accruing loans as of December 31, 2009. The allowance may not prove sufficient to cover future loan losses. Although management uses the best information available to make determinations with respect to the allowance for loan losses, future adjustments may be necessary if economic conditions differ substantially from the assumptions used or adverse developments arise with respect to the Banks’ non-performing or performing loans. In addition, regulatory agencies, as an integral part of their examination process, periodically review the estimated losses on loans. Such agencies may require us to recognize additional losses based on their judgments about information available to them at the time of their examination. Accordingly, the allowance for loan losses may not be adequate to cover loan losses or significant increases to the allowance may be required in the future if economic conditions should worsen. Material additions to the Banks’ allowances for loan losses would adversely impact our net income and capital.

If our non-performing assets increase, our earnings will suffer.

          At December 31, 2009, our non-performing assets (which consist of non-accruing loans, loans 90 days or greater delinquent, non-performing restructured loans, and foreclosed real estate assets) totaled $12.6 million, or 2.7% of total assets. At December 31, 2008, our non-performing assets were $6.7 million, or 1.7% of total assets. Our non-performing assets adversely affect our net income in various ways. We do not record interest income on non-accrual loans or real estate owned. We must reserve for probable loan losses, which is established through a current period charge to the provision for loan losses. In addition, non-interest expense increases when we must write down the value of properties in our other real estate owned portfolio to reflect changing market values. Additionally, there are legal fees associated the resolution of problem assets as well as carrying costs such as taxes, insurance and maintenance related to our other real estate owned. Further, the resolution of non-performing assets requires the active involvement of management, which can distract them from more profitable activity. Finally, if our estimate for the recorded allowance for loan losses proves to be incorrect and our allowance is inadequate, we will have to increase the allowance accordingly.

Our loan portfolio includes loans with a higher risk of loss, particularly because our loan portfolio is heavily concentrated in commercial and residential mortgage loans secured by properties in Central Florida.

          We originate commercial real estate loans, commercial loans, construction loans, consumer loans, and residential mortgage loans primarily within our market area. We believe that our commercial real estate, including construction loans and commercial loans provide the largest risk to our loan portfolio. Commercial real estate, including construction, and commercial loans tend to involve larger loan balances to a single borrower or groups of related borrowers and are more susceptible to a risk of loss during a downturn in the business cycle. These loans also have greater credit risk for the following reasons:

▪

Commercial Real Estate Loans. Repayment is dependent on income being generated in amounts sufficient to cover operating expenses and debt service. These loans also involve greater risk because they are generally not fully amortizing over a loan period, but rather have a balloon payment due at maturity. A borrower’s ability to make a balloon payment typically will depend on being able to either refinance the loan or timely sell the underlying property.

▪

Commercial Loans. Repayment is generally dependent upon the successful operation of the borrower’s business. In addition, the collateral securing the loans may depreciate over time, be difficult to appraise, illiquid, or fluctuate in value based on the success of the business.

▪

Construction Loans. The risk of loss is largely dependent on our initial estimate of whether the property’s value at completion equals or exceeds the cost of property construction and the availability of permanent financing following completion of construction. During the construction phase, a number of factors can result in delays or cost overruns. If our estimate is inaccurate, which is acutely possible as real estate prices continue to decrease, or if actual construction costs exceed estimates, the value of the property securing our loan may be insufficient to ensure full repayment when completed through a permanent loan or by seizure of collateral.

          These risks inherent in our loan portfolio are exacerbated by the geographic concentration of our loan portfolio. Our interest-earning assets are heavily concentrated in commercial and residential mortgage loans secured by real estate, particularly real estate located in Central Florida. As of December 31, 2009, approximately 85.4% of the Banks’ loans were secured by real estate. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower; however, the value of the collateral may decline during the time the credit is outstanding, and, therefore, the collateral may become insufficient to protect us from substantial losses. If we are required to liquidate the collateral securing a loan during a period of reduced real estate values, such as in today’s market, to satisfy the debt, our earnings and capital could be adversely affected.

          Additionally, as of December 31, 2009, substantially all of our loans secured by real estate are secured by commercial and residential properties located in Citrus, Flagler, Lake, Orange, Seminole, and Volusia Counties, Florida. The concentration of our loans in this area subjects us to the risk that a downturn in the economy or recession in that area, such as the downturn the area is currently experiencing, could result in a decrease in loan originations and increases in delinquencies and foreclosures, which would more greatly affect us than if our lending were more geographically diversified. In addition, since a large portion of our portfolio is secured by properties located in Central Florida, the occurrence of a natural disaster, such as a hurricane, could result in a decline in loan originations, a decline in the value or destruction of mortgaged properties and an increase in the risk of delinquencies, foreclosures or loss on loans originated by us. We may suffer further losses due to the decline in the value of the properties underlying our mortgage loans, which would have an adverse impact on our operations.

Operating as a multi-bank holding company can be inefficient and more costly to operate.

          We provide our products and services to our customers through a decentralized network of banks (currently, Orange Bank and Floridian Bank) that operate autonomously within their respective communities. While our operating model provides us with a competitive advantage in maintaining a community focus and in providing customer service, our model is, in many respects, less efficient to operate. Moreover, there is increasing pressure to provide products and services at lower prices, which is more difficult to do as a multi-bank holding company. This can reduce our overall net interest margin and revenues from our fee-based products and services.

We may need additional capital resources in the future and these capital resources may not be available on acceptable terms or at all.

          We may need to incur additional debt or equity financing in the future to make strategic acquisitions or investments, for future growth, or to fund losses or additional provisions for loan losses in the future. Such financing may not be available to us on acceptable terms or at all.

          Further, in the event that we offer additional shares of our common stock in the future, our Articles of Incorporation do not provide shareholders with preemptive rights and such shares may be offered to investors other than our existing shareholders for prices at or below the then current market price of our common stock, all at the discretion of the Board. If we do sell additional shares of common stock to raise capital, the sale could dilute your ownership interest and such dilution could be substantial.

We may face risks with respect to future expansion.

          As a strategy, we have sought to increase the size of our operations by aggressively pursuing business development opportunities. We regularly explore opportunities to acquire financial institutions. Acquisitions and mergers involve a number of risks, including:

▪	the time and costs associated with identifying and evaluating potential acquisitions and merger partners;

▪	the ability to finance an acquisition and possible ownership and economic dilution to existing shareholders;

▪	diversion of management’s attention to the negotiation of a transaction, and the integration of the operations and personnel of the acquired institution;

▪	the incurrence and possible impairment of goodwill associated with an acquisition and possible adverse short-term effects on results of operations; and

▪	the risk of loss of key employees and customers.

          We may incur substantial costs to expand, and such expansion may not result in the levels of profits we seek. Integration efforts for any future mergers and acquisitions may not be successful and following any future merger or acquisition, after giving it effect, we may not achieve our expected benefits of the acquisition within the desired time frame, if at all.

Since we engage in lending secured by real estate and may be forced to foreclose on the collateral property and own the underlying real estate, we may be subject to the increased costs associated with the ownership of real property, which could result in reduced net income.

          Since we originate loans secured by real estate, we may have to foreclose on the collateral property to protect our investment and may thereafter own and operate such property, in which case we are exposed to the risks inherent in the ownership of real estate.

          The amount that we, as a mortgagee, may realize after a default is dependent upon factors outside of our control, including, but not limited to:

▪	general or local economic conditions;

▪	environmental cleanup liability;

▪	neighborhood values;

▪	interest rates;

▪	real estate tax rates;

▪	operating expenses of the mortgaged properties;

▪	supply of and demand for rental units or properties;

▪	ability to obtain and maintain adequate occupancy of the properties;

▪	zoning laws;

▪	governmental rules, regulations and fiscal policies; and

▪	acts of God.

          Certain expenditures associated with the ownership of real estate, principally real estate taxes and maintenance costs, may adversely affect the income from the real estate. Therefore, the cost of operating real property may exceed the rental income earned from such property, and we may have to advance funds in order to protect our investment or we may be required to dispose of the real property at a loss.

We may incur losses if we are unable to successfully manage interest rate risk.

          Our profitability depends to a large extent on the Banks’ net interest income, which is the difference between income on interest-earning assets such as loans and investment securities, and expense on interest-bearing liabilities such as deposits and other borrowings. We are unable to predict changes in market interest rates, which are affected by many factors beyond our control, including inflation, recession, unemployment, money supply, domestic and international events and changes in the United States and other financial markets. Our net interest income may be reduced if: (i) more interest-earning assets than interest-bearing liabilities reprice or mature during a time when interest rates are declining or (ii) more interest-bearing liabilities than interest-earning assets reprice or mature during a time when interest rates are rising.

          Changes in the difference between short- and long-term interest rates may also harm our business. For example, short-term deposits may be used to fund longer-term loans. When differences between short-term and long-term interest rates shrink or disappear, as is likely in the current zero interest rate policy environment, the spread between rates paid on deposits and received on loans could narrow significantly, decreasing our net interest income.

Liquidity risk could impair our ability to fund operations and jeopardize our financial condition.

          Liquidity is essential to our business. An inability to raise funds through deposits, borrowings, and other sources, could have a substantial negative effect on our liquidity. Our access to funding sources in amounts adequate to finance our activities on terms that are acceptable to us could be impaired by factors that affect us specifically or the financial services industry or economy in general. Factors that could negatively impact our access to liquidity sources include a decrease in the level of our business activity as a result of a downturn in the markets in which our loans are concentrated, adverse regulatory action against us, and our inability to attract and retain deposits. Our ability to borrow could be impaired by factors that are not specific to us, such as a disruption in the financial markets or negative views and expectations about the prospects for the financial services industry in light of recent turmoil faced by banking organizations and the unstable credit markets.

Concerns of customers over deposit insurance may cause a decrease in our deposits.

          With increased concerns about bank failures, customers are increasingly concerned about the extent to which their deposits are insured by the FDIC. Customers may withdraw deposits from the Banks in an effort to ensure that the amount that they have on deposit at the Banks are fully insured. Decreases in deposits may adversely affect our funding costs and net income.

Future economic growth in our Florida market area is likely to be slower compared to previous years.

          The State of Florida’s population growth has historically exceeded national averages. Consequently, the state has experienced substantial growth in population, new business formation and public works spending. Due to the moderation of economic growth and migration into our market area and the downturn in the real estate market, management believes that growth in our market area will be restrained in the near term. The restrained growth limits the growth of existing businesses and reduces the formation of new businesses in our markets. These limits and reductions decrease lending opportunities and negatively affect our income. Commercial real estate valuations may also be negatively affected as business failures continue and new business formation remains weak.

The soundness of other financial institutions could adversely affect us.

          Our ability to engage in routine funding and other transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial institutions are interrelated as a result of trading, clearing, counterparty, lending, or other relationships. As a result, defaults by, or even rumors or questions about, one or more financial institutions, or the financial services industry generally, have led to market-wide liquidity problems, losses of depositor, creditor or counterparty confidence and could lead to losses or defaults by us or by other institutions. We could experience increases in deposits and assets as a result of other banks’ difficulties or failure, which would increase the capital we need to support such growth.

The fair value of our investments could decline.

          Our investment securities portfolio as of December 31, 2009 has been designated as available-for-sale pursuant to U.S. GAAP relating to accounting for investments. Such principles require that unrealized gains and losses in the estimated fair value of the available-for-sale portfolio be “marked to market” and reflected as a separate item in shareholders’ equity (net of tax) as accumulated other comprehensive income. At December 31, 2009, we maintained $81.9 million or 87.0% of our total securities as available-for-sale.

          Shareholders’ equity will continue to reflect the unrealized gains and losses (net of tax) of these investments. The fair value of our investment portfolio may decline, causing a corresponding decline in shareholders’ equity.

          Management believes that several factors will affect the fair values of our investment portfolio. These include, but are not limited to, changes in interest rates or expectations of changes, the degree of volatility in the securities markets, inflation rates or expectations of inflation and the slope of the interest rate yield curve (the yield curve refers to the differences between shorter-term and longer-term interest rates; a positively sloped yield curve means shorter-term rates are lower than longer-term rates). These and other factors may impact specific categories of the portfolio differently, and we cannot predict the effect these factors may have on any specific category.

The Banks and we are subject to extensive governmental regulation.

          The Banks and we are subject to extensive governmental regulation that is intended primarily to protect depositors and the FDIC’s Deposit Insurance Fund, rather than our shareholders. We, as a bank holding company, are regulated primarily by the Federal Reserve. The Banks are commercial banks chartered by the State of Florida and regulated by the Federal Deposit Insurance Corporation and the Florida Office of Financial Regulation. These federal and state bank regulators have the ability, should the situation require, to place significant regulatory and operational restrictions upon us and the Banks. The Banks’ activities are also regulated under consumer protection laws applicable to our lending, deposit and other activities. A sufficient claim against us under these laws could have a material adverse effect on our results. Please refer to the section entitled “Item 1. Business – Regulatory Considerations” of this Form 10-K.

Changes in our accounting policies or in the accounting standards could materially affect how we report our financial results and condition.

          From time to time, the Financial Accounting Standards Board (“FASB”) and SEC change the financial accounting and reporting standards that govern the preparation of our financial statements. These changes can be hard to predict and can materially impact how we record our financial condition and results of operations. In some cases, we could be required to apply a new or revised standard retroactively, resulting in us restating prior period financial statements.

The banking industry is very competitive.

          The banking business is highly competitive and the Banks compete directly with financial institutions that are more established and have significantly greater resources and lending limits. As a result of those greater resources, the larger financial institutions may be able to provide a broader range of products and services to their customers than us and may be able to afford newer and more sophisticated technology than us. Our long-term success will be dependent on the ability of the Banks to compete successfully with other financial institutions in their service areas.

Florida financial institutions, such as the Banks, face a higher risk of noncompliance and enforcement action with the Bank Secrecy Act and other anti-money laundering statutes and regulations.

          Since September 11, 2001, banking regulators have intensified their focus on anti-money laundering and Bank Secrecy Act compliance requirements, particularly the anti-money laundering provisions of the USA PATRIOT Act. There is also increased scrutiny of compliance with the rules enforced by the Office of Foreign Assets Control (“OFAC”). Since 2004, federal banking regulators and examiners have been very aggressive in their supervision and examination of financial institutions located in the State of Florida with respect to the institution’s Bank Secrecy Act/ Anti-Money Laundering compliance. Consequently, numerous formal enforcement actions have been issued against Florida financial institutions.

          In order to comply with regulations, guidelines and examination procedures in this area, the Banks have been required to adopt policies and procedures and to install systems. If the Banks’ policies, procedures and systems are deficient or the policies, procedures and systems of the financial institutions that we have already acquired and may acquire in the future are deficient, we would be subject to liability, including fines and regulatory actions such as restrictions on the Banks’ ability to pay dividends and the necessity to obtain regulatory approvals to proceed with certain aspects of our business plan, including our acquisition plans. In addition, because the Banks operate in Florida, we expect that the Banks will face a higher risk of noncompliance and enforcement action with the Bank Secrecy Act and other anti-money laundering statutes and regulations.

Confidential customer information transmitted through the Banks’ online banking service is vulnerable to security breaches and computer viruses, which could expose the Banks to litigation and adversely affect their reputation and ability to generate deposits.

          The Banks provide their customers the ability to bank online. The secure transmission of confidential information over the Internet is a critical element of online banking. The Banks’ networks could be vulnerable to unauthorized access, computer viruses, phishing schemes and other security problems. The Banks may be required to spend significant capital and other resources to protect against the threat of security breaches and computer viruses, or to alleviate problems caused by security breaches or viruses. To the extent that the Banks’ activities or the activities of their customers involve the storage and transmission of confidential information, security breaches and viruses could expose the Banks to claims, litigation and other possible liabilities. Any inability to prevent security breaches or computer viruses could also cause existing customers to lose confidence in the Banks’ systems and could adversely affect their reputation and their ability to generate deposits.

We cannot predict how changes in technology will impact our business.

          We use various technologies in our business, including telecommunication, data processing, computers, automation, internet-based banking, and debit cards. Technology changes rapidly. Our ability to compete successfully with other banks and non-banks may depend on whether we can exploit technological changes. We may not be able to exploit technological changes, and any investment we do make may not make us more profitable.

          Risks Related to an Investment in our Common Stock.

There is no established trading market for our common stock and you may not be able to resell your shares.

          The shares of our common stock are not currently traded on any securities exchange and do not have an established trading market. We currently have no plans to apply to list our common stock on any exchange and we do not expect our common stock to be quoted on an over-the-counter quotation system such as the Pink Sheets.

Our management holds a large portion of our common stock.

          As of December 31, 2009, our directors and executive officers own about 1.2 million shares of our common stock, or approximately 19.0%, of our total outstanding shares, assuming all of their vested options are exercised. As a result, our management, if acting together, may be able to influence or control matters requiring approval by our shareholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions.

          Management may also have interests that differ from yours and may vote in a way that is adverse to your interests. The concentration of ownership may delay, prevent or deter a change-in-control, could deprive our shareholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.

Our Articles of Incorporation, Bylaws, and certain laws and regulations may prevent or delay transactions you might favor, including our sale or merger.

          We are registered with the Federal Reserve as a bank holding company under the BHCA. As a result, we are subject to supervisory regulation and examination by the Federal Reserve. The BHCA and other federal laws subject bank holding companies to particular restrictions on the types of activities in which they may engage, and to a range of supervisory requirements and activities, including regulatory enforcement actions for violations of laws and regulations.

          Provisions of our Articles of Incorporation, Bylaws, certain laws and regulations and various other factors may make it more difficult and expensive for companies or persons to acquire control of us without the consent of our Board of Directors. It is possible, however, that you would want a takeover attempt to succeed because, for example, a potential buyer could offer a premium over the then prevailing price of our common stock and could provide you with an opportunity to liquidate your investment.

          For example, our Articles of Incorporation permit our Board of Directors to issue preferred stock without shareholder action. The ability to issue preferred stock could discourage a company from attempting to obtain control of us by means of a tender offer, merger, proxy contest or otherwise. We are also subject to certain provisions of the Florida Business Corporation Act and our Articles of Incorporation that relate to business combinations with interested shareholders. Other provisions in our Articles of Incorporation or Bylaws that may discourage takeover attempts or make them more difficult include:

▪	Classified Board of Directors;

▪	Requirement that only directors may fill a Board vacancy;

▪	Requirement that a Special Meeting may be called only by a majority vote of our shareholders;

▪	Provisions regarding the timing and content of shareholder proposals and nominations;

▪	Absence of cumulative voting; and

▪	Inability for shareholders to take action by written consent.

We are subject to evolving and expensive corporate governance regulations and requirements. Our failure to adequately adhere to these requirements or the failure or circumvention of our controls and procedures could seriously harm our business.

          As a publicly reporting company, we are subject to certain federal, state and other rules and regulations, including applicable requirements of the Sarbanes-Oxley Act of 2002. Compliance with these evolving regulations is costly and requires a significant diversion of management time and attention, particularly with regard to disclosure controls and procedures and internal control over financial reporting. Although we have reviewed our disclosure and internal controls and procedures in order to determine whether they are effective, our controls and procedures may not be able to prevent errors or frauds in the future. Faulty judgments, simple errors or mistakes, or the failure of our personnel to adhere to established controls and procedures may make it difficult for us to ensure that the objectives of the control system are met. A failure of our controls and procedures to detect other than inconsequential errors or fraud could seriously harm our business and results of operations.

We have not paid cash dividends to our common shareholders and have no plans to pay future cash dividends to our common shareholders.

          We plan to retain earnings to finance future growth and have no current plans to pay cash dividends to our common shareholders. Because we have not paid cash dividends, holders of our common stock will experience a gain on their investment in our common stock only in the case of an appreciation of value of our common stock. You should not expect an appreciation in value.

Your shares of common stock will not be an insured deposit.

          The shares of our common stock are not a bank deposit and will not be insured or guaranteed by the FDIC or any other government agency. Your investment will be subject to investment risk, and you must be capable of affording the loss of your entire investment.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

          None

ITEM 2.	PROPERTIES

          The Banks currently operate 13 full service banking centers in Central Florida. The following table sets forth each of our Bank’s banking centers and date opened.

Office Name	Leased/Owned	Date Opened/Acquired

Orange Bank of Florida
Clermont	Leased	November 2009
Crystal River	Owned	October 2005
Dr. Phillips	Leased	July 2005
Inverness	Owned	February 2008
Lake Mary	Owned	February 2008
Longwood	Land Leased/	April 2007
Bldg. Owned
Orlando (Main Office)	Leased	June 2005
Winter Garden	Leased	January 2007
Winter Park	Leased	November 2007

Floridian Bank
Daytona Beach (Main Office)	Owned	March 2007
Ormond	Leased	March 2006
Palm Coast	Leased	March 2007
Port Orange	Owned	June 2008

ITEM 3.	LEGAL PROCEEDINGS.

          We are periodically a party to or otherwise involved in legal proceedings arising in the normal course of business, such as claims to enforce liens, claims involving the making and servicing of real property loans, and other issues incident to our business. Management does not believe that there is any pending or threatened proceeding against us which, if determined adversely, would have a material adverse effect on our financial position, liquidity, or results of operations.

ITEM 4.	RESERVED.

PART II.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Absence of a Public Market and Dividends

          There is no public market for shares of our common stock nor do we expect a public market to develop for shares of our common stock in the future. Holders of our common stock may not be able to sell their shares or may be able to sell them only for less than fair market value.

          We have never declared a cash dividend on our common stock, and we currently have no plans to declare or pay any dividends on the common stock in the foreseeable future. As a bank holding company, we have restrictions on our ability to pay dividends. Please see Item 1. Business-Regulatory Considerations-Dividends, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital resources, and Note 17 to the Consolidated Financial Statements for a discussion of these additional restrictions. As of February 26, 2010, our common stock was held by approximately 781 shareholders of record.

ITEM 6.	SELECTED FINANCIAL DATA

          The following table presents our summary consolidated financial data. We derived our balance sheet and income statement data for the years ended December 31, 2009, 2008, 2007, and 2006, from our audited financial statements. The summary consolidated financial data should be read in conjunction with, and are qualified in their entirety by, our financial statements and the accompanying notes and the other information included elsewhere in this Annual Report.

(Dollars in thousands, except per share data)

	As of and for the years ended December 31,

	2009	2008 (1)	2007	2006 (2)

BALANCE SHEET DATA
Total assets	$466,897	$388,145	$68,476	$50,968
Total loans, net of unearned fees	336,724	288,791	52,813	32,504
Allowance for loan losses	9,038	6,051	725	480
Securities available for sale	81,707	43,916	5,059	7,023
Securities held to maturity	12,259	12,464	0	0
Goodwill and other intangible assets	2,085	1,855	0	0
Deposits	406,652	307,668	51,964	34,215
Non-interest bearing deposits	67,594	54,137	8,955	5,166
Shareholders’ equity	50,483	60,714	16,412	16,688
INCOME STATEMENT DATA
Interest income	$19,294	$13,982	$4,277	$1,929
Interest expense	6,942	5,446	1,832	583

Net interest income	12,352	8,536	2,445	1,346
Provision for loan losses	8,523	3,868	245	480

Net interest income after provision for loan losses	3,829	4,668	2,200	866
Other non-interest income	1,285	567	214	91
Non-interest expense	15,931	11,459	2,980	1945
Income tax expense (benefit)	0	(111)	(185)	(481)

Net income (loss)	$(10,817)	$(6,113)	$(381)	$(507)

PER SHARE DATA
Basic earnings (loss) per share	$(1.75)	$(1.37)	$(0.22)	$(0.37)
Book value per common share	$8.15	$9.86	$9.36	$9.54
SELECTED OPERATING RATIOS
Return on average assets	(2.35)%	(2.16)%	(0.59)%	(1.32)%
Return on average shareholders’ equity	(18.87)%	(13.46)%	(0.84)%	(3.05)%
Net interest margin	2.94%	3.34%	4.19%	4.42%
SELECTED ASSET QUALITY DATA, CAPITAL AND ASSET QUALITY RATIOS
Equity/assets	10.8%	15.6%	24.0%	32.7%
Non-performing loans/total loans	2.8%	2.1%	—	—
Non-performing assets/total assets	2.7%	1.7%	—	—
Allowance for loan losses/total loans	2.7%	2.1%	1.4%	1.5%
Allowance for loan losses/non-performing loans	94.3%	103.1%	—	—
Net charge-offs (recoveries)/average loans	1.73%	0.03%	—	—
REGULATORY CAPITAL RATIOS FOR THE COMPANY
Leverage Ratio	10.0%	18.9%	24.3%	36.9%
Tier 1 Risk-based Capital	12.5%	17.7%	25.2%	40.8%
Total Risk-based Capital	13.8%	15.4%	26.3%	41.9%
REGULATORY CAPITAL RATIOS FOR FLORIDIAN BANK
Leverage Ratio	8.2%	14.6%	24.3%	36.9%
Tier 1 Risk-based Capital	10.5%	13.4%	25.2%	40.8%
Total Risk-based Capital	11.7%	12.9%	26.3%	41.9%
REGULATORY CAPITAL RATIOS FOR ORANGE BANK
Leverage Ratio	7.4%	7.6%	N/A	N/A
Tier 1 Risk-based Capital	9.0%	8.5%	N/A	N/A
Total Risk-based Capital	10.3%	9.8%	N/A	N/A

(1)	Reflects the acquisition of Orange Bank, effective March 31, 2008.
(2)	We commenced operations in March 2006.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The following management’s discussion and analysis provides supplemental information, which sets forth the major factors that have affected our financial condition and results of operations during the periods included in the accompanying consolidated financial statements and should be read in conjunction with the Consolidated Financial Statements and related notes. The analysis is divided into subsections entitled “Business Overview,” “Results of Operations,” “Market Risk,” “Financial Condition,” “Liquidity,” “Capital Resources,” “Off-Balance Sheet Arrangements”, and “Critical Accounting Policies.” The following information should provide a better understanding of the major factors and trends that affect our earnings performance and financial condition, and how our performance during 2009 compares with prior years. Throughout this section, Floridian Financial Group, Inc., and subsidiaries, collectively, are referred to as “Company,” “we,” “us,” or “our.”

CAUTION CONCERNING FORWARD-LOOKING STATEMENTS

          This Annual Report on Form 10-K, including this management’s discussion and analysis section, contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, among others, statements about our beliefs, plans, objectives, goals, expectations, estimates and intentions that are subject to significant risks and uncertainties and are subject to change based on various factors, many of which are beyond our control. The words “may,” “could,” “should,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan,” “target,” “goal,” and similar expressions are intended to identify forward-looking statements.

          All forward-looking statements, by their nature, are subject to risks and uncertainties. Our actual future results may differ materially from those set forth in our forward-looking statements. Please see the Introductory Note and Item 1A. Risk Factors of this Annual Report for discussion of factors that could cause our actual results to differ materially from those in the forward looking statements.

          However, other factors besides those listed in our Item 1A. Risk Factors or discussed in this Annual Report also could adversely affect our results, and you should not consider any such list of factors to be a complete set of all potential risks or uncertainties. Any forward-looking statements made by us or on our behalf speak only as of the date they are made. We do not undertake to update any forward-looking statement, except as required by applicable law.

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

          On March 31, 2008, we closed a merger transaction in which Orange Bank of Florida, a Florida chartered commercial bank, became our wholly-owned subsidiary. The transaction was treated as a merger of equals where each shareholder of Orange Bank received 1.04 shares of our common stock. At the time of the merger, Orange Bank had approximately $196 million in assets, including approximately $121 million in loans, and approximately $176 million in deposits.

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

          The Banks offer commercial and retail banking services with an emphasis on commercial and commercial real estate lending, particularly to the medical services industry. As of December 31, 2009, we had total assets of $467 million, deposits of $407 million, and total gross loans of $337 million. In addition, as of December 31, 2009, we had $50 million in total shareholders’ equity, after having completed a $30 million secondary stock offering in July 2008. At December 31, 2009, our capital ratios surpassed all regulatory “well capitalized measures”:

	As of December 31, 2009	Minimum to be “Well Capitalized”

Risk Based Capital	13.8%	10.0%
Tier 1 Capital	12.5%	6.0%
Leverage Capital	10.0%	5.0%

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

          Our lending operations are entirely in the State of Florida, which has been particularly hard hit in the current U.S. recession. Evidence of the economic downturn in Florida is reflected in current unemployment statistics. According to the U.S. Department of Labor, the Florida unemployment rate (seasonally adjusted) in December 2009 increased to 11.8% from 7.6% at the end of 2008 and from 4.8% at the end of 2007. A worsening of the economic conditions in Florida would likely exacerbate the adverse effects of these difficult market conditions on our customers, which may have a negative impact on our financial results.

          Our principal executive offices are located at 175 Timacuan Boulevard, Lake Mary, Florida 32746. The telephone number at that office is (407) 321-3233.

Results of Operations

          We incurred a consolidated net loss of $10.8 million in 2009 compared to a loss of $6.1 million in 2008 and $381 thousand in 2007. The predominate change in the 2009 net loss versus 2008 was the result of a much greater provision for loan losses which was heavily influenced by the economic downturn over the last 24 months.

          As noted previously, we merged with Orange Bank at the end of the first quarter 2008 which increased our assets from $86 million to $282 million at that time and we have realized continued growth to a level of $467 million at year end 2009. The significant increase in assets, including interest earning assets, led to a significant increase in our interest income.

          In both 2009 and 2008, Floridian Bank’s results were impacted by the Federal Reserve’s rate reductions in combating a slumping economy as well as the addition of a fourth banking office. Orange Bank’s results were also directly impacted by the Federal Reserve’s rate reductions exacerbated by an aggressive growth plan adding business development staff and four additional branches, which has increased expenses substantially. We expect these growth initiatives to contribute positively to future operating results.

          At the end of 2008 and throughout 2009, we undertook a detailed review of the loan portfolio, which led to a higher loan loss provision in 2008 and 2009 related to loan downgrades and impaired loans. Further, considering the relative accounting guidance, we recorded a $2.2 million valuation allowance in 2008 against deferred tax assets. We continued to record no tax benefit of operating losses in 2009 and expect that this position will continue until positive operating results are sustainable.

          Net Interest Income.

          Our profitability is dependent to a large extent on net interest income which is the difference between the interest received on earning assets such as loans and securities and the interest paid on interest bearing liabilities principally deposits and borrowings. Our principal interest earning assets are loans, investment securities, and federal funds sold. Interest-bearing liabilities primarily consist of certificates of deposit, interest-bearing checking accounts (“NOW accounts”), savings deposits, and money market accounts. Funds attracted by these interest-bearing liabilities are invested in interest-earning assets. Accordingly, net interest income depends upon the volume of average interest-earning assets and average interest-bearing liabilities and the interest rates earned or paid on them.

          The significance of net interest income is largely enhanced as our size grows and the impact of market rates of interest as influenced by the Federal Reserve’s monetary policy.

          The following table reflects the components of net interest income, setting forth for the periods presented, (1) average assets, liabilities and shareholders’ equity, (2) interest income earned on interest-earning assets and interest paid on interest-bearing liabilities, (3) average yields earned on interest-earning assets and average rates paid on interest-bearing liabilities, (4) our net interest spread (i.e., the average yield on interest-earning assets less the average rate on interest-bearing liabilities) and (5) our net interest margin (i.e., the net yield on interest earning assets).

Average Balances and Interest Rates

(Dollars in Thousands)	Year Ended

	December 31, 2009			December 31, 2008			December 31, 2007

	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate

ASSETS
Loans, Net(1)(2)	$319,845	$16,920	5.29%	$194,990	$11,650	5.97%	$41,636	$3,416	8.20%
Investment Securities	75,532	2,276	3.01	38,950	1,720	4.42	5,377	286	5.31
Federal Funds Sold	22,947	47	0.20	11,797	271	2.30	11,017	564	5.12
Repurchase Agreements	—	—	0.00	105	2	1.90	198	8	4.19
Deposits at Interest with Banks	1,429	51	3.57	9,823	339	3.44	55	3	4.91

Total Earning Assets	419,753	19,294	4.60%	255,665	13,982	5.47%	58,283	4,277	7.33%

Cash & Due From Banks	13,324			7,351			2,079
Allowance For Loan Losses	(5,358)			(2,768)			(603)
Other Assets	33,256			22,418			5,202

Total Assets	$460,975			$282,666			$64,961

LIABILITIES

Savings, NOW & Money Market	$188,451	$3,003	1.59%	$120,355	$2,559	2.13%	$24,109	$1,009	4.19%
Certificates of Deposit	143,061	3,722	2.60	80,748	2,838	3.51	16,043	823	5.13

Total Interest Bearing Deposits	331,512	6,725	2.03	201,103	5,397	2.20	40,152	1,832	4.56
Short Term Borrowings	7,283	217	2.98	2,189	49	2.24	—	—	0.00

Total Interest Bearing Liabilities	338,795	6,942	2.05%	203,292	5,446	2.68%	40,152	1,832	4.56%

Noninterest Bearing Deposits	62,849			33,254			8,033
Other Liabilities	2,019			707			233

Total Liabilities	403,663			237,253			48,418

Total Shareholders’ Equity	57,312			45,413			16,543

Total Liabilities and Equity	$460,975			$282,666			$64,961

Interest Rate Spread			2.55%			2.79%			2.77%

Net Interest Income		$12,352			$8,536			$2,445

Net Interest Margin			2.94%			3.34%			4.19%

(1)	Average balances include non-accrual loans, and are net of unearned loan fees of $279, $242, and $46 in 2009, 2008, and 2007, respectively.

(2)	Interest income includes fees on loans of $196, $303, and $40 in 2009, 2008, and 2007, respectively.

          Net interest income increased $3.8 million, 44.7%, from $8.5 million in 2008 to $12.4 million in 2009 principally due to the growth in loans outstanding. This favorable impact was somewhat offset by a reduction in the overall earning asset yields, attributable to the decline in market rates of interest as promulgated by the Federal Reserve at the end of 2008, which was greater than the drop in the cost of funds as competitive pressures and fixed deposit maturities kept deposit rates from declining at the same pace. The significant addition of interest earning assets acquired from the Orange Bank merger on March 31, 2008 greatly contributed to the $6.1 million increase in net interest income in 2008 versus 2007 as well as the Federal Reserve’s monetary policy of significantly reducing short-term interest rates by 400 basis points in 2008. This rate reduction caused a decline of $1.4 million in 2008 in net interest income compared to 2007 by reducing our net interest margin by 85 basis points.

          Now that the Federal Reserve effectively established a zero interest rate policy throughout 2009, going forward there will be less impact on net interest earnings due to interest rate reductions. During 2008 and 2009, the Banks have emphasized originating loans with interest rate floors of approximately six percent. Further, the Banks are aggressively reducing their costs of funds and beginning to lengthen deposit maturities at these lower rates. With these initiatives, it is anticipated that net interest earnings will improve in the short term, and should interest rates begin to rise, net interest income should increase modestly.

          The following table sets forth certain information regarding changes in our interest income and interest expense for the year ended December 31, 2009, as compared to the year ended December 31, 2008, and during the year ended December 31, 2008 as compared to the year ended December 31, 2007. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to changes in interest rate and changes in the volume. Changes in both volume and rate have been allocated based on the proportionate absolute changes in each category.

	Rate Volume Analysis

(Dollars In Thousands)	2009 Changes From 2008			2008 Changes From 2007

		Due To Average			Due To Average
	Total			Total
	Change	Volume	Rate	Change	Volume	Rate

Interest Earning Assets
Loans, Net	$5,270	$7,448	$(2,178)	$8,234	$12,573	$(4,339)
Investment Securities	556	1,619	(1,063)	1,435	1,782	(347)
Federal Funds Sold	(224)	256	(480)	(293)	40	(333)
Other	(290)	(292)	2	329	475	(146)

Total	5,312	9,031	(3,719)	9,705	14,870	(5,165)

Interest Bearing Liabilities
Savings, NOW, Money Market Accounts	444	1,456	(1,012)	1,550	4,034	(2,484)
Certificates of Deposit	884	2,186	(1,302)	2,015	3,319	(1,304)
Short Term Borrowings	168	115	53	49	—	49

Total	1,496	3,757	(2,261)	3,614	7,353	(3,739)

Changes In Net Interest Income	$3,816	$5,274	$(1,458)	$6,091	$7,517	$(1,426)

          Provision for Loan Losses.

          The allowance for loan losses is established through a provision for loan losses charged against net interest income. Loans are charged against the allowance for loan losses when management believes that the collectability of the principal is unlikely. The allowance is an amount that management believes is adequate to absorb possible losses on existing loans that may become uncollectable, based on evaluations of the collectability of loans, industry historical loss experience, current economic conditions, portfolio mix, and other factors. While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic conditions.

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

          There are no residential mortgage loan concentrations in the loan portfolio. The majority of the charge-offs and impaired loans experienced in 2009 were in the commercial real estate loan portfolio which represents 75% of gross loans. These type loans are all within our general market areas and are made on terms typically at 80% loan to value. These real estate collateral dependent loans require an updated appraisal at least annually using a Board of Directors approved appraisal firm. In the event of a collateral shortfall following an appraisal update, the borrower is contacted to provide additional collateral or reduce the outstanding loan balance. Subsequent to these actions, if there is concern that the loan may not be collectable as originally documented, an evaluation is performed utilizing the guidance documented in the FASB’s guidance for Accounting by Creditors for Impairment of a Loan and reserves are provided to offset any shortfalls in collectability. At December 31, 2009, loans 30 to 89 days past due in the commercial real estate portfolio totaled $488 thousand or 0.19% of total commercial real estate loans and 0.14% of total loans.

          As a direct result of these factors and analyses the loan loss provision increased $4.7 million in 2009 over 2008 and $3.6 million in 2008 versus 2007 resulting in an allowance of 2.68% and 2.10% of total loans at December 31, 2009 and December 31, 2008, respectively.

          Non Interest Income.

          Following is a schedule of non interest income for the years ended December 31, 2009, 2008, and 2007:

	Year ended December 31,

(Dollars in thousands)	2009	2008	2007

Originating fees on loans sold	$—	$41	$2
Loan fee income	57	32	2
Service charges and fees on deposit accounts	422	222	56
Cash surrender value – Bank Owned Life Insurance	479	209	—
Other	121	59	44
Gain on sale of securities	206	4	—

Totals	$1,285	$567	$104

          Non interest income derived principally from loan and deposit fees increased in 2009 versus 2008 due to increased levels of loans and deposits as well as an effort to minimize fee waivers. The increase in 2008 over 2007 was due to the addition of Orange Bank. It is expected that as our loans and deposits increase in the future, these fees will show a similar increases. Non interest income was enhanced by the purchase of Bank Owned Life Insurance in mid year 2008.

          Non Interest Expense.

          Following is a schedule of non interest expense for years ended December 31, 2009, 2008, and 2007:

	Year ended December 31,

(Dollars in thousands)	2009	2008	2007

Salaries and employee benefits	$7,498	$6,140	$1,731
Occupancy and equipment expense	3,080	2,320	465
Professional fees	829	214	73
Data processing	889	714	269
Advertising	102	166	88
Stationery and supplies	161	236	73
FDIC Insurance	951	195	30
Telephone	302	208	43
Core deposit intangible amortization	192	144	—
OREO expense	631	—	—
Credit and collections expenses	1,043	129	15
Other	253	993	193

Totals	$15,931	$11,459	$2,980

          Total non interest expense increased $4.4 million or 39% from $11.5 million in 2008 to $15.9 million in 2009. Approximately $2.3 million was related to the addition of Orange Bank’s operations in March 2008. In addition, 2009 non interest expenses, particularly personnel and occupancy expenses reflect the full year costs associated with six branches opened during 2008. Non interest expenses also increased in 2009 as we grew our loan portfolio and continued to experience declining credit quality. Credit and collection expenses were up $914 thousand and OREO expenses increased $631 thousand. FDIC premiums increased $756 thousand as we experienced significant deposit growth and paid a one-time assessment of $399 thousand levied on all FDIC-insured depository institutions.

          Noninterest expense grew $8.5 million from 2007 to 2008 due to the addition of Orange Bank’s operations in March 2008 and higher personnel and operating costs for six branches opened during 2008.

          Noninterest expense unrelated to OREO and collections are expected to moderate in future periods as we leverage our existing personnel and branch network to increase loans and deposits. Noninterest expense related to current and potential OREO and collections are dependent on the State of Florida’s economy including, among other factors, lower unemployment, resumption of population growth, and new business formation.

          Income Taxes.

          We file consolidated tax returns. Having incurred operating losses since our inception in 2006, we have accumulated a net tax benefit over the past three years. We have recorded a valuation allowance to partially offset the deferred tax assets associated with the net operating loss carry forwards generated by our net losses. Management will continue to monitor the deferred tax assets, and will determine whether we will require an additional valuation allowance, or if we experience net income, whether we will need to reverse any remaining valuation allowance. We recognized income tax benefits of $0, $111 thousand and $185 thousand for the years ended December 31, 2009, 2008 and 2007, respectively. Please see Note 11 of our Notes to Consolidated Financial Statements for further information on income taxes.

          Inflation.

          The impact of inflation on the banking industry differs significantly from that of other industries in which a large portion of total resources are invested in fixed assets such as property, plant and equipment.

          Assets and liabilities of financial institutions are virtually all monetary in nature, and therefore are primarily impacted by interest rates rather than changing prices. While the general level of inflation underlies most interest rates, interest rates react more to changes in the expected rate of inflation and to changes in monetary and fiscal policy. Net interest income and the interest rate spread are good measures of our ability to react to changing interest rates and are discussed in further detail above.

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

          We have established an Asset/Liability Committee (ALCO) for each Bank, which are responsible for each Bank’s interest rate risk management. We have implemented a sophisticated asset/liability model at both Banks to measure their interest rate risk. Interest rate risk measures used by us include earnings simulation, economic value of equity (EVE) and gap analysis. We do not use derivative financial instruments for market risk management purposes.

          Gap analysis and EVE are static measures that do not incorporate assumptions regarding future business or economic trends. Gap analysis, while a helpful diagnostic tool, displays cash flows for only a single rate environment. EVE’s long-term horizon helps identify changes in optionality and longer-term positions. However, EVE’s liquidation perspective does not translate into the earnings-based measures that are the focus of managing and valuing a going concern. Net interest income simulations explicitly measure the exposure to earnings from changes in market rates of interest. Our current financial position is combined with assumptions regarding future business to calculate net interest income under various hypothetical rate scenarios. The Banks’ ALCO reviews earnings simulations over the ensuing 12 months under various interest rate scenarios. Reviewing these various measures provides us with a reasonably comprehensive view of our interest rate risk profile.

          The following gap analysis compares the difference between the amount of interest earning assets (IEA) and interest bearing liabilities (IBL) subject to repricing over a period of time. A ratio of more than one indicates a higher level of repricing assets over repricing liabilities for the time period. Conversely, a ratio of less than one indicates a higher level of repricing liabilities over repricing assets for the time period. It is the Banks’ policy to maintain a cumulative one year Gap of +/- 10% and a ratio of IEA/IBL of 0.80 to 1.20. At December 31, 2009, we were within our policy limits.

Gap Analysis

(Dollars in Thousands)	Within 3 Months	4 To 6 Months	7 To 12 Months	Total 1 Year

Interest Earning Assets (IEA)

Loans	$203,974	$7,058	$8,796	$219,828
Investment
Securities	44,783	25,448	12,136	82,367
Federal funds sold	550	—	—	550
Other	—	—	—	—

Total	249,307	32,506	20,932	302,745

Interest Bearing Liabilities (IBL)

Savings, Now, Money Market	174,238	—	—	174,238
Certificates of deposit	18,141	24,050	58,378	100,569
Short term borrowings	7,805	—	—	7,805

Total	$200,184	$24,050	$58,378	$282,612

Period Gap	49,123	8,456	(37,446)	$20,133

Cumulative Gap	$49,123	$57,579	$20,133

Cumulative Gap / Total Assets	10.52%	12.33%	4.3%
IEA / IBL (Cumulative)	1.25	1.26	1.07

Financial Condition

          Lending Activity

          The loan portfolio consists principally of loans to individuals and small- and medium-sized businesses within our primary market area of Central Florida. The table below shows our loan portfolio composition for the years ended December 31, 2009, 2008, 2007, and 2006.

Loan Portfolio Composition

	December 31,

(Dollars in Thousands)	2009	2008	2007	2006

Commercial	$48,565	$50,962	$17,086	$16,125
Commercial real estate	253,177	212,328	31,087	13,655
Residential mortgage	14,368	9,157	1,531	1,054
Consumer loans	20,893	16,586	3,155	1,710

Total loans	337,003	289,033	52,859	32,544
Less: Allowance for loan losses	9,038	6,051	725	480
Less: Net deferred fees	279	242	46	40

Loans, Net	$327,686	$282,740	$52,088	$32,024

          Total loans at December 31, 2009 increased by $48 million, 16.6%, to $337 million compared to December 31, 2008 due to organic loan originations in the respective Banks’ markets net of loan payoffs. Total loans at December 31, 2008 increased by $236 million to $289 million as compared to December 31, 2007 primarily due to the acquisition of Orange Bank. The acquisition of Orange Bank added $121 million to total loans while the remaining $115 million was organic loan growth from both Banks. Orange Bank’s loan mix was more heavily concentrated in commercial real estate loans and, to a lesser extent, commercial loans.

          Following is a summary of the maturity distribution of certain loan categories based on remaining scheduled repayments of principal as of December 31, 2009 (in thousands):

Loan Maturities and Sensitivities to Changes in Interest Rates*

	Maturity and/or Repricing Period

(Dollars in Thousands)	Within 1 Year	1 – 5 Years	Over 5 Years	Total

Commercial	$37,832	$11,087	$202	$49,121
Commercial Real Estate	155,519	79,030	14,964	249,513
Residential Mortgages	6,556	7,500	312	14,368
Consumer Loans	19,921	767	8	20,696

Total	$219,828	$98,384	$15,486	$333,698

Fixed/variable pricing of loans with maturities due after one year
Loans at fixed interest rates		$75,002	$8,813
Loans at floating or adjustable interest rates		23,382	6,673

Total		$98,384	$15,486

* Excludes non-accrual loans and purchase accounting adjustments.

Non-Performing Assets.

          Nonperforming assets increased $5.9 million, or 88.0% from year-end 2008. We had $6.5 million of restructured loans at December 31, 2009 compared to none in the prior year end. Non-accrual loans declined $2.9 million primarily due to foreclosures and resulted in a $2.3 million net increase in OREO.

          Nonperforming assets include non-accrual loans, loans 90 days or greater delinquent, non-performing restructured loans and other real estate owned. Non-accrual loans represent loans on which interest accruals have been discontinued. Restructured loans are loans in which the borrower has been granted a concession on the interest rate or the original repayment terms due to financial distress. Other real estate owned is comprised principally of real estate properties obtained in partial or total loan satisfactions and is included in other assets at its estimated fair value less selling costs.

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

          The Company classifies loans consistent with federal banking regulations using a nine category grading system. The following table presents information regarding potential problem loans, consisting of loans graded special mention, substandard, doubtful, and loss, but still performing:

Dollars in thousands	Number of Loans	Loan Balance	Percent of Total Loans

Commercial	5	$1,213	0.3%

Commercial Real Estate	5	$8,004	2.4%

Residential Mortgages	0	$0	0.0%

Consumer Loans	8	$3,262	1.0%

Total Loans	18	$12,479	3.7%

          Nonperforming loans are closely monitored on an ongoing basis as part of our loan review and work-out process. The potential risk of loss on these loans is evaluated by comparing the loan balance to the fair value of any underlying collateral or the present value of projected future cash flows. Losses are recognized where appropriate.

	Nonperforming Assets at December 31,

(Dollars in Thousands)	2009	2008	2007	2006

Non-accrual	$3,105	$5,999	$—	$—
Non-performing Restructured loans	6,476	—	—	—

Total Nonperforming loans	$9,581	$5,999	$—	$—
Other real estate owned	3,023	712	—	—

Total Nonperforming assets	$12,604	$6,711	$—	$—

Nonperforming loans as a percentage of total loans	2.8%	2.1%	—	—
Nonperforming assets as a percentage of total assets	2.7%	1.7%	—	—

Past Due 90 or more days and still accruing	—	—	—	—

          In the year ended December 31, 2009, interest income not recognized on non-accrual loans (but would have been recognized if the loans were current) was approximately $369.

Allowance and Provision for Loan Losses.

          The allowance for loan losses represents management’s estimate of probable loan losses inherent in the loan portfolio at a specific point in time. This estimate includes losses associated with specifically identified loans as well as estimated probable credit losses inherent in the remainder of the loan portfolio. Additions are made to the allowance through periodic provisions charged to income. Reductions to the allowance occur as loans are charged off. During 2009 we had net charged-offs of approximately $5.5 million that were reserved for previously representing 1.73% of year to date average loans. Further, as disclosed in Note 5 of the Consolidated Financial Statements, management added approximately $8.5 million to the allowance for loan losses through the loan loss provision bringing the total allowance to a level of approximately $9.0 million or 2.68% of total loans outstanding at December 31, 2009. Management evaluates the adequacy of the allowance at least quarterly, and in doing so relies on various factors including, but not limited to, assessment of potential loss, delinquency and non-accrual trends, portfolio growth, underlying collateral coverage and current economic conditions. This evaluation is subjective and requires material estimates that may change over time.

          There are no residential mortgage loan concentrations in the loan portfolio. The majority of the charge-offs and impaired loans experienced in the first nine months of 2009 were in the commercial real estate loan portfolio which represents 75% of gross loans. These type loans are all within our general market areas and are made on terms typically at 80% loan to value. These real estate collateral dependent loans require an updated appraisal at least annually using a Board of Directors approved appraisal firm. In the event of a collateral shortfall following an appraisal update, the borrower is contacted to provide additional collateral or reduce the outstanding loan balance. Subsequent to these actions, if there is concern that the loan may not be collectable as originally documented, an evaluation is performed utilizing the guidance documented in the FASB’s guidance for Accounting by Creditors for Impairment of a Loan and reserves are provided to offset any shortfalls in collectability. At December 31, 2009, loans 30 to 89 days past due in the commercial real estate portfolio totaled $488 thousand or 0.19%.

          The components of the allowance for loan losses represent estimates based upon generally accepted accounting principles regarding accounting for contingencies and accounting by creditors for impairment of a loan. We apply this guidance to commercial loans that are considered impaired.

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

          The following is a summary of information pertaining to impaired loans:

	December 31,

	2009	2008

Impaired loans without a valuation allowance	$13,959	$7,695

Impaired loans with a valuation allowance	12,769	8,580

Total impaired loans	26,728	16,275

Valuation allowance related to impaired loans	$3,206	$2,423

          During the years ended December 31, 2009, 2008, 2007, and 2006 the activity in our loan loss allowance was as follows:

Allowance for Loan Losses

	Year Ended December 31,

(Dollars in Thousands)	2009	2008	2007	2006

Balance at beginning of period	$6,051	$725	$480	$0
Additions due to acquisitions	—	1,515	—	—

Loan charge-offs:
Commercial	1,394	57	—	—
Commercial Real Estate	3,624	—	—	—
Residential Mortgage	—	—	—	—
Consumer	566	—	—	—

Total Charge-offs	5,584	57	—	—

Recoveries:
Commercial	48	—	—	—
Commercial Real Estate	—	—	—	—
Residential Mortgage	—	—	—	—
Consumer	—	—	—	—

Total Recoveries	48	—	—	—

Net charge-offs	5,536	57	—	—

Provision for loan losses	8,523	3,868	245	480

Balance at end of period	$9,038	$6,051	$725	$480

Allowance / Total Loans	2.68%	2.10%	1.37%	1.48%
Net Charge-Offs / Average Loans	1.73%	0.03%	—	—
Allowance/Non-Performing Loans	94.28%	100.87%	—	—

          The following table reflects the allowance allocation per loan category and percent of loans in each category to total loans for the periods indicated:

ALLOWANCE ALLOCATION PER LOAN CATEGORY

	December 31,

(Dollars in thousands)	2009		2008		2007		2006

	Amount	%	Amount	%	Amount	%	Amount	%

Commercial	$1,824	20.2%	$683	11.3%	$—	—	$—	—
Commercial Real Estate	5,614	62.1%	4,577	75.6%	—	—	—	—
Residential Mortgage	244	2.7%	366	6.1%	—	—	—	—
Consumer Loans	865	9.6%	207	3.4%	—	—	—	—
Unallocated	491	5.4%	218	3.6%	725	100.0%	480	100.0%

Total	$9,038	100.0%	$6,051	100.0%	$725	100.0%	$480	100.0%

          Investment Activity.

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

          As of December 31, 2009, securities totaling $81.7 million and $12.3 million were classified as available for sale and held to maturity, respectively. During 2009, securities available for sale increased by approximately $38 million and securities held to maturity remained approximately the same from December 31, 2008. The increase in 2009 was due to deposit growth exceeding loan originations.

          The following table sets forth the carrying amount of our investments portfolio, as of December 31, 2009, 2008, and 2007:

CARRYING AMOUNT OF INVESTMENTS PORTFOLIO

	December 31,

(Dollars in thousands)	2009	2008	2007

Carrying value of investment in:
U.S. Government and federal agencies:
Held to maturity at amortized cost	$12,259	$12,464	$—
Available for sale at fair value	81,707	26,304	5,029
Mortgage Backed Securities – available for sale	—	17,612	—

Total	$93,966	$56,380	$5,029

          The following table indicates the respective maturities and weighted-average yields of securities as of December 31, 2009:

MATURITIES AND WEIGHTED-AVERAGE YIELDS OF SECURITIES

	Market Values with Maturities or Call Dates Within

(Dollars in thousands)	1 Year	1-5 Years	5-10 Years	Over 10 Years	Yield To Maturity Or Call

U.S. Government and federal agencies	$82,367	$11,599	—	—	2.84%

          Please see Note 1 to our Audited Consolidated Financial Statement for a discussion on Other Comprehensive Income related to our securities classified as available-for-sale.

          Securities of a single issue which had book values in excess of 10% of our shareholders’ equity at December 31, 2009 included bonds issued by the Federal Home Loan Mortgage Corporation (“FHLMC”), Federal Home Loan Bank (“FHLB”), and Federal National Mortgage Association (“FNMA”).

          The FHLMC bonds had an aggregate book value of and market value of $10,216 and $10,195 respectively, the FHLB bonds had an aggregate book value and market value of $43,339 and $43,217, respectively, and the FNMA bonds had an aggregate book value and market value of $40,646 and $40,562, respectively, at December 31, 2009.

          Deposits and Short-Term Borrowings.

          Our primary source of funds is deposits. Those deposits are provided by businesses, municipalities, and individuals located within the markets served by our Banks.

          Total deposits increased $99.0 million to $406.7 million at December 31, 2009, compared to December 31, 2008 principally as a result of organic growth with brokered deposits providing $26.5 million of the growth year over year. Excluding the brokered deposits, deposits increased 24.3% in 2009.

          Short-term borrowings, made up of federal funds purchased, and customer retail repurchase agreements, decreased by $10.9 million at December 31, 2009 compared to December 31, 2008 due to a lesser reliance on federal funds purchased as deposit growth satisfied our funding needs.

          As of December 31, 2009, 2008, and 2007, the distribution by type of our deposit accounts was as follows:

	December 31,

	2009		2008		2007

(Dollars in thousands)	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate

Noninterest bearing accounts	$62,849	—	$33,254	—	$8,033	—

Interest bearing accounts
Savings, NOW, and money market accounts	188,451	1.59%	120,355	2.13%	24,109	4.19%
Certificates of deposit	143,061	2.60%	80,748	3.51%	16,043	5.13%

Total interest bearing deposits	$331,512	2.03%	$201,103	2.20%	$40,152	4.56%

Average total deposits	$394,361	1.70%	$234,357	2.30%	$48,175	3.80%

Brokered deposits included in total deposits	$36,257		$9,749		$—
Brokered deposits as a percentage of total deposits	8.9%		3.1%		—

          As of December 31, 2009, certificates of deposit of $100,000 or more mature as follows:

(Dollars in thousands)	Amount	Weighted Average Rate

Up to 3 months	$8,254	2.16%
3 to 6 months	15,927	2.12%
6 to 12 months	30,232	2.23%
Over 12 months	17,408	2.73%

	$71,821	2.32%

          Maturity terms, service fees and withdrawal penalties are established by us on a periodic basis. The determination of rates and terms is predicated on funds acquisition and liquidity requirements, rates paid by competitors, growth goals and federal regulations.

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

          Operating Activities.

          Cash flows from continuing operating activities primarily include net income (loss), adjusted for items in net income that did not impact cash. Net cash used by continuing operating activities increased by $1.3 million to $2.5 million for the year ended December 31, 2009, from $1.2 million for the year ended December 31, 2008. The increase was primarily due to a greater operating loss somewhat offset by an increase in provision for loan losses in addition to an increase in other assets principally for prepaid FDIC Insurance premiums for the next three years.

          Investing Activities.

          Cash used in continuing investing activities reflects the impact of loans and investments acquired for our interest-earning asset portfolios, as well as cash flows from asset sales and the impact of acquisitions. For the year ended December 31, 2009, we had net cash flows used in continuing investing activities of $95.4 million, compared to $115.0 million for the year ended December 31, 2008. The change in cash flows from continuing investing activities was primarily due to an increase in purchases of investment securities offset by a larger decline in loan originations for the year ended December 31, 2009 compared to the year ended December 31, 2008.

          Financing Activities.

          Cash flows from continuing financing activities include transactions and events whereby cash is obtained from depositors, creditors or investors. For the year ended December 31, 2009, we had net cash flows provided by continuing financing activities of $88.4 million, compared to $128.6 million for the year ended December 31, 2008. The change in cash flows from continuing financing activities was due to an increase in deposits somewhat offset by a decline in short term borrowings and no significant issuance of stock as experienced in 2008.

Capital Resources

          The assessment of capital adequacy depends on a number of factors such as asset quality, liquidity, earnings performance, changing competitive conditions and economic forces. We seek to maintain a strong capital base to support its growth and expansion activities, to provide stability to current operations and to promote public confidence.

          We successfully completed a $30 million secondary capital offering in June 2008 at a price of $12.50 per share. We may continue to grow through acquisitions, which can potentially impact our capital position.

          We offer a stock purchase plan to our employees and directors to purchase shares of our common stock at fair market value. In 2009, employees purchased 4,768 shares valued at $12.50, which will be issued in February 2010. In 2008, employees purchased 7,616 shares valued at $12.50, which was issued in February 2009.

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

          For a foreseeable period of time, our principal source of cash revenues will be dividends paid by the Banks to us with respect to their common stock. There are certain restrictions on the payment of these dividends imposed by federal banking laws, regulations and authorities. See the sections of this Annual Report captioned “Item 1. Business - Regulatory Considerations – The Banks – Dividends”.

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

          At December 31, 2009, we had approximately $63 million in commitments to extend credit and no standby letters of credit. Commitments to extend credit are agreements to lend to a customer so long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Standby letters of credit are conditional commitments issued by us to guarantee the performance of a customer to a third party. We use the same credit policies in establishing commitments and issuing letters of credit as we do for on-balance sheet instruments.

          If commitments arising from these financial instruments continue to require funding at historical levels, management does not anticipate that such funding will adversely impact our ability to meet ongoing obligations. In the event these commitments require funding in excess of historical levels, management believes current liquidity, available deposit sources from brokered and bulletin board services, investment security maturities and our revolving credit facility provide a sufficient source of funds to meet these commitments.

Accounting Policies

          Critical Accounting Policies.

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

               Income Taxes

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

          The Company recognizes a benefit from its tax positions only if it is more-likely-than-not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information.

          The periods subject to examination for the Company’s federal returns are the tax years subsequent to 2005. The periods subject to examination for the Company’s significant state return, which is Florida, are the tax years subsequent to 2005. The Company believes that its income tax filing positions and deductions will be sustained upon examination and does not anticipate any adjustments that will result in a material change in its financial statements. As a result, no reserve for uncertain income tax positions has been recorded.

          The Company’s policy for recording interest and penalties related to uncertain tax positions is to record such items as part of its provision for federal and state income taxes.

          Recent Accounting Pronouncements.

          The Financial Accounting Standards Board, the SEC, and other regulatory bodies have enacted new accounting pronouncements and standards that either has impacted our results in prior years presented, or will likely impact our results in 2010. Please refer to Note 1 in the Notes to our Consolidated Financial Statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          The information called for by this item is provided in the Market risk section of Management’s Discussion and Analysis of Financial Condition and results of Operations, which is included in Item 7 of this report.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

Floridian Financial Group, Inc.

We have audited the accompanying consolidated balance sheets of Floridian Financial Group, Inc. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Floridian Financial Group, Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

Jacksonville, Florida

March 26, 2010

Floridian Financial Group, Inc. and Subsidiaries

Consolidated Balance Sheets
December 31, 2009 and 2008
(Dollars in thousands, except for per share amounts)

	2009	2008

Assets
Cash and due from banks	$7,743	$17,603
Federal funds sold	550	150

Total cash and cash equivalents	8,293	17,753
Securities available for sale	81,707	43,916
Securities held to maturity (Fair value of $12,266 and $12,621 at December 31, 2009 and 2008, respectively)	12,259	12,464
Other investments	42	66
Loans, net of allowance for loan losses of $9,038 and $6,051 at December 31, 2009 and 2008, respectively	327,686	282,740
Property and equipment, net	15,250	15,568
Intangible assets	2,085	1,855
Deferred income taxes	275	29
Other real estate owned	3,023	712
Other assets	16,277	13,042

Total assets	$466,897	$388,145

Liabilities and shareholders’ equity
Liabilities
Deposits:
Noninterest-bearing demand	$67,594	$54,137
Savings, NOW and money market	174,238	151,512
Time deposits under $100	92,999	45,066
Time deposits of $100 or more	71,821	56,953

Total deposits	406,652	307,668
Short-term borrowings	7,805	18,737
Other liabilities	1,957	1,026

Total liabilities	416,414	327,431

Shareholders’ equity
Preferred stock, $5 par value, 1,000,000 shares authorized; none outstanding	—	—
Common stock, $5 par value, 100,000,000 shares authorized; 6,193,846 and 6,157,178 shares issued and outstanding in 2009 and 2008, respectively	30,969	30,786
Additional paid-in capital	37,793	36,983
Retained deficit	(18,133)	(7,316)
Accumulated other comprehensive income	(146)	261

Total shareholders’ equity	50,483	60,714

Total liabilities and shareholders’ equity	$466,897	$388,145

See Notes to Consolidated Financial Statements

Floridian Financial Group, Inc. and Subsidiaries

Consolidated Statements of Operations
Years Ended December 31, 2009 and 2008
(Dollars in thousands, except for per share amounts)

	2009	2008

Interest income:
Interest and fees on loans	$16,920	$11,650
Interest on securities	2,276	1,720
Interest on federal funds sold	47	271
Other interest	51	341

Total interest income	19,294	13,982

Interest expense:
Interest on deposits	6,725	5,397
Other interest	217	49

Total interest expense	6,942	5,446

Net interest income	12,352	8,536

Provision for loan losses	8,523	3,868

Net interest income after provision for loan losses	3,829	4,668

Noninterest income:
Origination fees on loans sold	—	41
Other noninterest income	1,079	522
Gain on sale of securities	206	4

Total noninterest income	1,285	567

Noninterest expense:
Salaries and employee benefits	7,498	6,140
Occupancy and equipment expenses	3,080	2,320
Data processing	889	714
Professional fees	829	214
Stationery and supplies	161	236
FDIC insurance	951	195
Telephone and communications	302	208
Marketing	102	166
Core deposit intangible amortization	192	144
Other real estate expense	631	—
Credit and collection expense	1,043	129
Other operating expenses	253	993

Total noninterest expense	15,931	11,459

Loss before income taxes	(10,817)	(6,224)

Income tax benefit	—	111

Net loss	$(10,817)	$(6,113)

Basic net loss per share	$(1.75)	$(1.37)

See Notes to Consolidated Financial Statements.

Floridian Financial Group, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity
Years Ended December 31, 2009 and 2008
(Dollars in thousands, except for per share amounts)

	Common Stock Par Value	Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity

Balance at December 31, 2007	8,765	8,827	(1,203)	23	16,412
Comprehensive loss:
Net loss	—	—	(6,113)	—	(6,113)
Change in unrealized gain on securities available for sale, net of income tax of $144	—	—	—	242
Less reclassification adjustment for gains included in Net Income, net of taxes of $0				4

Net unrealized gain				238	238

Total comprehensive loss					(5,875)
Share-based compensation	—	138	—		138
Sale of 19,428 shares of common stock to employee benefit plan	97	134	—	—	231
Sale of 2,400,000 shares in secondary offering net of expense of $39	12,000	17,961	—	—	29,961
Issuance of 1,983,790 shares of stock for acquisition, net of expenses of $0	9,919	9,919	—	—	19,838
Exercise of 940 stock options	5	4	—	—	9

Balance at December 31, 2008	$30,786	$36,983	$(7,316)	$261	$60,714

Comprehensive loss:
Net loss	—	—	(10,817)	—	(10,817)
Change in unrealized gain on securities available for sale, net of income tax of $246	—	—	—	(613)

Less reclassification adjustment for gains included in net Income, net of taxes of $0				206

Net unrealized loss				(407)	(407)

Total comprehensive loss					(11,224)

Sale of 17,312 shares of common stock to employee benefit plan	87	63	—	—	150
Share-based compensation	—	388	—	—	388
Share-based compensation in acquisition, net of registration expense of $349	—	235	—	—	235
Exercise of 6,450 stock options	32	32	—	—	64
Sale of 7,616 shares of common stock for employee stock purchase plan	38	57	—	—	95
Issuance of 5,290 shares of common stock issued in lieu of cash director fees	26	35	—	—	61

Balance at December 31, 2009	$30,969	$37,793	$(18,133)	$(146)	$50,483

See Notes to Consolidated Financial Statements.

Floridian Financial Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows
Years Ended December 31, 2009 and 2008
(Dollars in thousands, except for per share amounts)

	2009	2008

Cash Flows From Operating Activities
Net loss	$(10,817)	$(6,113)
Adjustments to reconcile net loss to net cash used in operating activities:
Deferred income tax benefit	—	(111)
Provision for loan losses	8,523	3,868
Impairment of other real estate owned, net	295	—
Depreciation and amortization	1,269	967
Net accretion of securities	584	525
Share-based compensation	388	138
Realized gain on sales of available-for-sale securities, net	(206)	(4)
Net gain on the sale of other real estate owned	(68)	—
Net gain on the sale of premises and equipment	15	—
Increase in cash surrender value	(463)	(210)
Decrease (increase) in accrued interest receivable	(307)	(535)
(Decrease) increase in accrued interest payable	18	(56)
Other, net	(1,701)	380

Net cash used in operating activities	(2,470)	(1,151)

Cash Flows From Investing Activities
Purchase of securities held to maturity	—	(12,464)
Purchase of securities available for sale	(157,758)	(42,654)
Maturities and calls of securities available for sale	119,141	33,264
Net increase in loans	(57,793)	(115,401)
Purchases of property and equipment, net	(942)	(2,523)
Proceeds from the sale of premises and equipment	168	—
Net (increase) decrease in other investments	24	(36)
Purchase of bank owned life insurance	—	(10,000)
Proceeds from sale of other real estate owned	1,748	—
Cash received in acquisition	—	34,790

Net cash used in investing activities	(95,412)	(115,024)

Cash Flows From Financing Activities
Net increase in deposits	98,984	79,644
Net increase (decrease) in short-term borrowings	(10,932)	18,737
Proceeds from sale of stock	370	30,201

Net cash provided by financing activities	88,422	128,582

Net increase (decrease) in cash and cash equivalents	(9,460)	12,407
Cash and cash equivalents
Beginning of year	17,753	5,346

Ending of year	$8,293	$17,753

Floridian Financial Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (Continued)
Years Ended December 31, 2009 and 2008
(Dollars in thousands, except for per share amounts)

	2009	2008

Supplemental Disclosures of Cash Flow Information and noncash transactions
Interest paid	$6,928	$5,502

Income taxes paid	$—	$—

Loans transferred to other real estate owned	$4,286	$712
Acquisitions (Note 2)
Assets acquired:
Cash and cash equivalents		34,790
Available-for-sale securities		29,637
Loans, net		120,026
Premises and equipment, net		9,054
Other		906
Core deposit intangibles		1,921
Excess of cost over fair value of net assets acquired		78

		196,412

Liabilities Assumed
Deposits		176,060
Other liabilities		514

Net assets acquired		19,838

Stock issued		$19,838

See Notes to Consolidated Financial Statements.

Floridian Financial Group, Inc.

Notes to Consolidated Financial Statements

(Dollars in thousands, except for per share amounts)

Note 1. Nature of Business and Summary of Significant Accounting Policies

Nature of business: Floridian Financial Group, Inc. (the “Company”) is a registered bank holding company formed to own 100% of its subsidiary banks, Floridian Bank and Orange Bank of Florida, (collectively referred to as the “Banks”). The Company was incorporated in 2005, and became operational as a bank holding company once Floridian Bank opened. Floridian Bank is a Florida-chartered, federally-insured full service commercial banking institution and presently conducts business from its headquarters and main office in Daytona Beach and branch offices in Ormond Beach, Palm Coast, and Port Orange, Florida. Orange Bank of Florida is a Florida-chartered, federally-insured full service commercial banking institution with its headquarters in Orlando, Florida. The Bank operates from its main office and branch offices in the Orlando area, Crystal River and Lake County, Florida. The Company also has an equity investment in Floridian Financial Mortgage, LLC which conducts mortgage banking operations throughout the Banks’ market areas.

Basis of Financial Statement Presentation: The consolidated financial statements include the accounts of the Company and its Banks. Significant intercompany items and transactions have been eliminated in consolidation. The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America and general practices within the financial services industry.

Use of estimates: In preparing the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, deferred tax assets and the fair value of financial instruments.

A SUMMARY OF THE COMPANY’S SIGNIFICANT ACCOUNTING POLICIES FOLLOWS:

Comprehensive income (loss): Comprehensive income or loss is comprised of the net loss and any items of “other comprehensive income.” The only item of other comprehensive income for the Banks is the unrealized gain or loss on the available-for-sale investment securities portfolio, net of tax.

Cash and cash equivalents: For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks (including cash items in process of clearing) and federal funds sold. Cash flows from loans originated by the Company and deposits are reported net. The Company maintains amounts due from banks, which at times may exceed federally insured limits. The Company has not experienced any losses in such accounts.

Securities: Certain securities which management has the positive intent and ability to hold until their maturity are classified as held to maturity. Such securities are carried at cost, adjusted for related amortization of premium and accretion of discounts through interest income from securities.

Securities available for sale which are used for asset/liability, liquidity and other funds management purposes have indefinite holding periods and are accounted for on a fair value basis with net unrealized gains and losses included in other comprehensive income net of tax. Declines in the fair value of securities available for sale that are deemed to be other than temporary are reflected in earnings as realized losses. In estimating other-than-temporary impairment losses, management considers: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer including an evaluation of credit ratings, and (3) the impact of changes in market interest rates, (4) the intent of the Company to sell a security, and (5) whether it is more likely than not the Company will have to sell the security before recovery of its cost basis. If the Company intends to sell an impaired security, the Company records an other-than-temporary loss in the amount equal to the entire difference between the fair value and amortized cost. If a security is determined to be other-than-temporarily impaired, but the Company does not intend to sell the security, only the credit portion of the estimated loss is recognized in earnings, with the other portion of the loss recognized in other comprehensive income. Amortization and accretion of premiums and discounts are recognized as adjustments to interest income. Realized gains and losses are recognized using the specific identification method.

Floridian Financial Group, Inc.

Notes to Consolidated Financial Statements

(Dollars in thousands, except for per share amounts)

Note 1. Nature of Business and Summary of Significant Accounting Policies (Continued)

Loans and allowance for loan losses: Loans are stated at the amount of unpaid principal, reduced by an allowance for loan losses and unearned fees and costs, net. Interest on loans is calculated by using the simple interest method on daily balances of the principal amounts outstanding unless loans are classified as nonaccrual loans. The accrual of interest is discontinued when future collection of principal or interest in accordance with the contractual terms becomes doubtful. When interest accrual is discontinued, all unpaid accrued interest is reversed against interest income. Accrual of interest is generally resumed when the customer is current on all principal and interest payments and has been paying on a timely basis for a period of time.

Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s original effective interest rate or, as a practical expedient, at the loan’s observable market price or the fair value of the collateral, net of selling costs, if the loan is collateral dependent. A loan is impaired when it is probable the creditor will be unable to collect all contractual principal and interest payments due in accordance with the terms of the loan agreement. Cash collections on nonaccrual loans are credited to the loan receivable balance and no interest income is recognized on those loans until the principal balance is current.

The allowance for loan losses is established through a provision for loan losses charged against operations. Loans are charged against the allowance for loan losses when management believes that the collectability of the principal is unlikely. The allowance is an amount that management believes is adequate to absorb losses on existing loans that may become uncollectible, based on evaluations of the collectability of loans, industry historical loss experience, current economic conditions, portfolio mix, and other factors. While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic conditions.

Credit related financial instruments: In the ordinary course of business the Banks have entered into off-balance-sheet financial instruments consisting of commitments to extend credit and standby letters of credit. Such financial instruments are recorded in the financial statements when they are funded.

Transfers of financial assets: Transfers of financial assets are accounted for as sales only when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of the right) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity or the ability to unilaterally cause the holder to return specific assets.

Property and equipment: Leasehold improvements and property and equipment are stated at cost, less accumulated depreciation computed on the straight-line method over the estimated useful lives assigned to furniture and equipment which range generally from 5 to 15 years, while leasehold improvements are amortized over the shorter of the estimated useful life or the lease term. Maintenance and repairs are charged to operations, and improvements and additions are capitalized.

Goodwill: The Company’s goodwill includes the excess of cost over the fair value of net assets acquired arising from the purchase of certain assets and the assumption of certain liabilities from unrelated entities. Goodwill is evaluated on an annual basis to determine impairment, if any. No impairment loss was recognized for the years ended December 31, 2009 and 2008.

Intangible assets: The Company’s intangible assets include the value of ongoing customer relationships (core deposit intangibles) arising form the purchase of certain assets and the assumption of certain liabilities from unrelated entities. Core deposit intangibles are amortized on a straight line basis over a 10 year period. Any impairment in the intangibles would be recorded against income in the period of impairment. No impairment was recognized for the years ended December 31, 2009 and 2008.

Other Real Estate Owned: Other real estate owned consists of property acquired through, or in lieu of, loan foreclosures or other proceedings and is initially recorded at the fair value less estimated selling costs at the date of foreclosure, which establishes a new cost basis. Subsequent to foreclosure, the properties are held for sale and are carried at the lower of cost or fair value less estimated costs of disposal. Any write-down to fair value at the time of acquisition is charged to the allowance for loan losses. Properties are evaluated regularly to ensure the recorded amounts are supported by current fair values, and a charge to operations is recorded as necessary to reduce the carrying amount to fair value less estimated costs to dispose.

Floridian Financial Group, Inc.

Notes to Consolidated Financial Statements

(Dollars in thousands, except for per share amounts)

Note 1. Nature of Business and Summary of Significant Accounting Policies (Continued)

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

The Company recognizes a benefit from its tax positions only if it is more-likely-than-not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information.

The periods subject to examination for the Company’s federal returns are the tax years subsequent to 2005. The periods subject to examination for the Company’s significant state return, which is Florida, are the tax years subsequent to 2005. The Company believes that its income tax filing positions and deductions will be sustained upon examination and does not anticipate any adjustments that will result in a material change in its financial statements. As a result, no reserve for uncertain income tax positions has been recorded.

The Company’s policy for recording interest and penalties related to uncertain tax positions is to record such items as part of its provision for federal and state income taxes.

Earnings per share: Basic earnings per share is calculated by dividing net income (loss) by the weighted average number of shares of common stock outstanding for each period presented.

Share-based compensation: The Company has a stock option plan for its employees and for its directors, as more fully described in Note 14 to these financial statements. The Company is required to recognize compensation cost relating to share-based payment transactions, based on the fair value of the equity or liability instruments issued, in its financial statements. Compensation cost has been measured using the fair value of an award on the grant dates and is recognized over the service period, which is usually the vesting period.

Recent accounting pronouncements: In December 2007, the FASB issued new guidance regarding Business Combinations. This new guidance among other things, establishes principles and requirements for how the acquirer in a business combination (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquired business, (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This new guidance is effective for fiscal years beginning on or after December 15, 2008, with early adoption prohibited. The Company adopted this new guidance for all business combinations for which the acquisition date was on or after January 1, 2009. This standard changed the accounting treatment for business combinations on a prospective basis.

Floridian Financial Group, Inc.

Notes to Consolidated Financial Statements

(Dollars in thousands, except for per share amounts)

Note 1. Nature of Business and Summary of Significant Accounting Policies (Continued)

In July 2006, the FASB issued guidance regarding Accounting for Uncertainty in Income Taxes. This guidance clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. The guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Guidance is also provided on derecognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure, and transition. In December 2008, the FASB provided for a deferral of the effective date of this guidance for certain nonpublic enterprises to annual financial statements for fiscal years beginning after December 15, 2008. The Company elected this deferral as a nonpublic company at the time and accordingly adopted the guidance in its 2009 annual financial statements. The adoption did not have a material effect on the Company’s financial statements.

In April 2009, the FASB issued three amendments to the fair value measurement, disclosure and other-than-temporary impairment standards. The first amendment for Determination of Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, provides additional guidance on: a) determining when the volume and level of activity for the asset or liability has significantly decreased; b) identifying circumstances in which a transaction is not orderly; and c) understanding the fair value measurement implications of both (a) and (b). This guidance requires several new disclosures, including the inputs and valuation techniques used to measure fair value and a discussion of changes in valuation techniques and related inputs, if any, in both interim and annual periods. The second amendment addresses the Recognition and Presentation of Other-Than-Temporary Impairments which clarifies the interaction of factors that should be considered when determining whether a debt security is other-than-temporarily impaired (“OTTI”). For debt securities, management must assess whether (a) it has the intent to sell the security, or (b) it is more likely than not that it will be required to sell the security prior to its anticipated recovery. If OTTI exists, but the entity does not intend to sell the security, then the OTTI adjustment is separated into the credit-related impairment portion which is charged to earnings and the other impairment portion which is recognized in other comprehensive income. This FSP also expands and increases the frequency of certain OTTI related disclosures. Finally, the third amendment dealt with Interim Disclosures about Fair Value of Financial Instruments which required disclosures about the fair value of financial instruments for interim periods of publicity traded companies as well as in annual financial statements. Fair value information along with the significant assumptions used to estimate fair value must be disclosed. These amendments were in response to concerns raised by constituents, the mark-to-market study conducted for Congress by the SEC and the recent hearings held by the U.S. House of Representatives on mark-to-market accounting. Each of these accounting standards is effective for interim periods ending after June 15, 2009, and is to be applied prospectively. The Company has adopted all of these amendments.

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

The FASB further issued new rules impacting Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles replacing previously issued guidance and establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative guidance for SEC registrants. All guidance contained in the Codification carries an equal level of authority. All non-grandfathered, non-SEC accounting literature not included in the Codification is superseded and deemed non-authoritative. This Codification is effective for the Company’s consolidated financial statements for periods ending after September 15, 2009. This new guidance did not have a significant impact on the Company’s consolidated financial statements.

Floridian Financial Group, Inc.

Notes to Consolidated Financial Statements

(Dollars in thousands, except for per share amounts)

Note 1. Nature of Business and Summary of Significant Accounting Policies (Continued)

In May 2009, the FASB issued guidance related to Subsequent Events to establish accounting and reporting standards for events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The update sets forth: (i) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet in its financial statements, and (iii) the disclosures that an entity should make about events or transactions occurring after the balance sheet date in its financial statements. The guidance was effective for interim and annual reporting periods ending after June 15, 2009. The Company adopted the provisions of the guidance for the quarter ended June 30, 2009.

Reclassifications: Certain amounts in the 2008 financial statements have been reclassified for comparative purposes to conform with the presentation in the 2009 financial statements. The results of these classifications had no effect on net operations or shareholders’ equity.

Note 2. Business Combination

On March 31, 2008, as part of the Company’s growth through affiliation strategy, the Company acquired 100% of the outstanding common shares of Orange Bank of Florida (Orange Bank). The purchase price for Orange Bank was $20,422 paid with 1,983,790 shares of common stock valued at $10.00 per share, and options valued at $584. The value of the shares was determined by an independent valuation firm, and the options were valued using the Black-Scholes methodology. At the date of the acquisition, Orange Bank had assets of $195,600, loans of $120,900 and deposits of $175,800. The acquisition was accounted for using the purchase method of accounting, and accordingly, the results of operations have been included in the Company’s results of operations since the date of acquisition. Under this method of accounting, the purchase price is allocated to the respective assets acquired and liabilities assumed based on their estimated fair values, net of applicable income tax effects. See the supplemental information provided in the Statement of Cash Flows for the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. The $1,921 of acquired core deposit intangible is being fully amortized over a life of 10 years. The only other significant intangible acquired was the excess cost over fair value of net assets acquired which has been recorded as goodwill and is not being amortized. Certain transaction costs such as the professional fees related to the preparation and filing of a registration statement and stock compensation expense were not determined until the first quarter of 2009. These adjustments increased goodwill by $422, resulting in total goodwill recognized of approximately $500, and additional paid in capital by $288.

The unaudited pro forma results of operations for the years ended December 31, 2008, which follow, assume that the Orange Bank acquisition had occurred on January 1, 2008. In addition to combining the historical results of operations, the pro forma calculations include purchase accounting adjustments related to the acquisition. The pro forma calculations do not include any anticipated cost savings as a result of the acquisition.

2008

Interest income	$16,459
Interest expense	6,658

Net interest income	9,801
Provision for loan losses	4,137
Non-interest income	743
Non-interest expense	13,514

Loss before taxes	(7,107)
Income benefit	374

Net loss	$(6,733)

The pro forma results of operations are not necessarily indicative of the actual results of operations that would have occurred had the Orange Bank acquisition actually taken place as of January 1, 2008 or results that may occur in the future.

Floridian Financial Group, Inc.

Notes to Consolidated Financial Statements

(Dollars in thousands, except for per share amounts)

Note 3. Cash and Due From Banks

The Banks are required to maintain vault cash and reserve balances with the Federal Reserve Bank based upon a percentage of deposits. These requirements were zero and $2,000 at December 31, 2009 and 2008, respectively.

Note 4. Securities

The amortized cost and estimated fair value of securities with gross unrealized gains and losses follows:

	December 31, 2009

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Securities Available for Sale
Debt Securities:
U.S. Government and federal agencies	$81,942	$60	$295	$81,707

Total securities available for sale	$81,942	$60	$295	$81,707

Securities Held to Maturity
Debt securities:
U.S. Government and federal agencies	$12,259	$41	$34	$12,266

Total securities held to maturity	$12,259	$41	$34	$12,266

	December 31, 2008

Securities Available for Sale
Debt Securities:
U.S. Government and federal agencies	$26,166	$151	$13	$26,304
Mortgage-backed	17,331	289	8	17,612

Total securities available for sale	$43,497	$440	$21	$43,916

Securities Held to Maturity
Debt securities:
U.S. Government and federal agencies	$12,464	$201	$44	$12,621

Total securities held to maturity	$12,464	$201	$44	$12,621

At December 31, 2009 and 2008, U.S. government obligations with a carrying value of $21,259 and $8,354, respectively, were pledged to secure public deposits and for other purposes required or permitted by law. At December 31, 2009 and 2008, the carrying amount of securities pledged to secure repurchase agreements was $7,578 and $7,119, respectively.

Floridian Financial Group, Inc.

Notes to Consolidated Financial Statements

(Dollars in thousands, except for per share amounts)

Note 4. Securities (Continued)

The carrying amount of debt securities by contractual maturity at December 31, 2009 follows:

	Within 1 year	After 1 year through 5 years	After 5 years through 10 years	Over 10 years	Total

Available for Sale, at Fair Value
U.S. Government and federal agencies	$—	$50,403	$29,932	$1,372	$81,707

Total	$—	$50,403	$29,932	$1,372	$81,707

Securities Held to Maturity, at cost
U.S. Government and federal agencies	$—	$—	$2,031	$10,228	$12,259

Total	$—	$—	$2,031	$10,228	$12,259

For the years ended December 31, 2009 and 2008, proceeds from sales, maturities, and calls of securities available for sale amounted to $119,141 and $33,264, respectively. Gross realized gains amounted to $206 and $4, respectively. There were no gross realized losses for the years ended December 31, 2009 and 2008.

Information pertaining to securities with gross unrealized losses at December 31, 2009 and 2008 aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	December 31, 2009

	Less Than Twelve Months		Over Twelve Months

	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Total Unrealized Losses

Securities Available for Sale
Debt Securities:
U.S. Government and federal agencies	$295	$36,121	$—	$—	$295

Total securities available for sale	$295	$36,121	$—	$—	$295

Securities Held to Maturity
Debt Securities:
U.S. Government and federal agencies	$34	$8,186	$—	$—	$34

Total securities held to maturity	$34	$8,186	$—	$—	$34

Floridian Financial Group, Inc.

Notes to Consolidated Financial Statements

(Dollars in thousands, except for per share amounts)

Note 4. Securities (Continued)

	December 31, 2008

	Less Than Twelve Months		Over Twelve Months

	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Total Unrealized Losses

Securities Available for Sale
Debt Securities:
U.S. Government and federal agencies	$13	$2,608	$—	$—	$13
Mortgage-backed	8	1,668			8

Total securities available for sale	$21	$4,276	$—	$—	$21

Securities Held to Maturity
Debt Securities:
U.S. Government and federal agencies	$44	$3,090	$—	$—	$44

Total securities held to maturity	$44	$3,090	$—	$—	$44

Note 5. Loans and Allowance for Loan Losses

Loans at December 31, 2009 and 2008 were comprised of the following:

	2009	2008

Commercial	$48,565	$50,962
Commercial real estate	253,177	212,328
Residential real estate	14,368	9,157
Consumer loans	20,893	16,586

Total loans	337,003	289,033
Allowance for loan losses	(9,038)	(6,051)
Unearned fees	(279)	(242)

Net loans	$327,686	$282,740

Activity in the allowance for loan losses during 2009 and 2008 is as follows:

	2009	2008

Beginning balance	$6,051	$725

Loan charge-offs	(5,584)	$(57)
Recoveries	48	—

Net charge-offs	(5,536)	(57)
Increase due to acquisition	—	$1,515
Provision	8,523	3,868

Ending balance	$9,038	$6,051

Nonaccruing loans amounted to $3.1 million and $6.0 million, at December 31, 2009 and 2008, respectively. Non-performing restructured loans totaled $6.5 million at December 31, 2009. There were no restructured loans at December 31, 2008. Interest income on non accrual loans is recognized on a cash basis when the ultimate collectability is no longer considered doubtful. Cash collected on nonaccrual loans is applied against the principal balance or recognized as interest income based upon management’s expectations as to the ultimate collectability of principal and interest in full. If interest on nonaccruing loans had been recognized on a fully accruing basis, interest income recorded would have been $369 thousand and $214 thousand higher for the years ended December 31, 2009 and 2008, respectively. There were no loans past due 90 days or more and still accruing interest income.

Floridian Financial Group, Inc.

Notes to Consolidated Financial Statements

(Dollars in thousands, except for per share amounts)

Note 5. Loans and Allowance for Loan Losses (Continued)

The following is a summary of information pertaining to impaired and nonaccrual loans:

	December 31,

	2009	2008

Impaired loans without a valuation allowance	$13,959	$7,695
Impaired loans with a valuation allowance	12,769	8,580

Total impaired loans	$26,728	$16,275

Valuation allowance related to impaired loans	$3,206	$2,423
Total nonaccrual loans	$3,105	$5,999
Total loans past-due 90 days or more and still accruing	$—	$—

	Years Ended December 31,

	2009	2008

Average investment in impaired loans	$17,165	$1,702
Interest income recognized on impaired loans	$425	$—
Interest income recognized on a cash basis on impaired loans	$—	$—

No additional funds are committed to be advanced in connection with impaired loans.

Note 6. Property and Equipment

The components of property and equipment, and the aggregate related accumulated depreciation and amortization at December 31, 2009 and 2008 are as follows:

	2009	2008

Land and land improvements	$3,726	$3,723
Buildings	9,074	8,874
Leasehold improvements	1,141	1,131
Construction in process	309	12
Furniture and equipment	3,733	3,590
Automobiles	99	77

	18,082	17,407
Less accumulated depreciation and amortization	2,832	1,839

	$15,250	$15,568

Depreciation charged to operations during 2009 and 2008 was $1,077 and $819, respectively.

Floridian Financial Group, Inc.

Notes to Consolidated Financial Statements

(Dollars in thousands, except for per share amounts)

Note 7. Intangible Assets and Goodwill

The Company’s intangible assets include goodwill and core deposit intangibles recorded as a result of the merger with Orange Bank in March 2008. Goodwill includes the excess of cost over fair value of net assets acquired arising from the purchase of certain assets and the assumption of certain liabilities from unrelated entities. The changes in the carrying amount of goodwill for the year ended December 31, 2009 are as follows:

Balance at beginning of year	$78
Finalization of stock compensation expense, net of registration costs	422

Balance at end of year	$500

Goodwill related to acquisitions is not being amortized, but is evaluated annually for impairment. Any impairment in goodwill would be recognized against income in the period of impairment. No impairment was required to be recorded for the years ended December 31, 2009 or 2008.

Core deposit intangibles consisted of the following at December 31, 2009:

Core deposit intangibles	$1,921
Other intangibles	—

1,921
Less accumulated amortization	336

Intangible assets, net	$1,585

The Company’s intangible assets include the value of ongoing customer relationships (core deposit) arising from the purchase of certain assets and the assumption of certain liabilities from unrelated entities.

Core deposit intangibles of $1,921 are being amortized over a 10 year period. Core deposit intangible assets are periodically reviewed for impairment. Any impairment in the core deposit would be recognized against income in the period of impairment.

Amortization of core deposit intangibles was approximately $192 during the year ended December 31, 2009. Estimated aggregate amortization expenses for the core deposit intangibles for the next five years are as follows:

Year Ending December 31,

2010	$192
2011	192
2012	192
2013	192
2014	192

$960

Note 8. Deposits and Short-Term Borrowings

Maturities of time certificates of deposit scheduled to mature after December 31, 2009 are as follows:

Year Ending December 31,

2010	$100,881
2011	39,745
2012	22,654
2013	110
2014	1,430
Thereafter	0

$164,820

The time deposits under $100 and of $100 or more, as reflected on the consolidated balance sheet, includes approximately $36,257 and $9,700 of brokered deposits at December 31, 2009 and 2008, respectively. At December 31, 2009, original maturities of brokered deposits range from one to thirty-two months.

Short term borrowings are comprised of collateralized retail repurchase agreements at December 31, 2009. These borrowings can be withdrawn by the customer at any time and therefore have no set maturity date.

Floridian Financial Group, Inc.

Notes to Consolidated Financial Statements

(Dollars in thousands, except for per share amounts)

Note 9. Employee Benefit Plans

During 2006, the Company adopted a 401(k) plan under which all full-time employees may elect to participate. There was no Company contribution to the plan in either 2009 or 2008. During 2009 and 2008, the plan acquired 17,312 and 19,428 shares, respectively, of Company common stock from the Company for the plan’s investment portfolio.

Note 10. Operating Leases

The Company leases ten banking facilities under noncancelable operating leases nine with unrelated parties and one with a director. Future amounts due under these leases in the five years after 2009 and in the aggregate are as follows:

Year Ending December 31,

2010	$1,018
2011	1,020
2012	969
2013	986
2014	1,016
Thereafter	7,003

$12,012

The total charge to 2009 and 2008 operations for all operating leases was $1,060 and $688, respectively. The facility leases are generally for a ten year term, one ending in 2014, two ending in 2015, two ending in 2016, another is a seven year lease ending in 2014, there is a twenty year lease ending in 2029, one is a thirty year land lease ending in 2036, and finally two 3 year leases ending in 2011. These leases usually contain five or ten year renewal options.

Note 11. Income Taxes

The components of the benefit from income taxes for the years ended December 31, 2009 and 2008 are as follows:

	2009	2008

Current:
Federal	$—	$—
State	—	—

	—	—

Deferred:
Federal	—	(111)
State	—	—

	—	(111)

Total tax benefit	—	(111)

Floridian Financial Group, Inc.

Notes to Consolidated Financial Statements

(Dollars in thousands, except for per share amounts)

Note 11. Income Taxes (Continued)

The provision for income taxes differs from the amounts determined by applying the statutory federal income tax rate to income before income taxes for the following reasons:

	2009 Amount	%	2008 Amount	%

Income tax at statutory rate	$(3,678)	34.0%	$(2,116)	34.0%

Increase (decrease) in tax expenses resulting from:
Permanent differences	(20)	0.2%	7	-0.1%
State tax, net of federal benefit	(359)	3.3%	(226)	3.6%
Change in valuation allowance during year	3,726	-34.5%	2,200	-35.3%
Other	331	-3.0%	24	0.1%

Income tax benefit	0	0.0%	$(111)	2.3%

Net deferred tax assets are included in other assets in the accompanying balance sheets. The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities at December 31, 2009 and 2008 follow:

	2009	2008

Deferred tax assets
Loan loss allowance	$2,515	$1,780
Pre-opening and organizational costs	362	398
Net operating loss carryforward	4,079	1,295
Contribution carryover	25	17
Non-accrual interest income	49	49
Accrued rent payable	—	30
Compensation costs	22	12
Accrued Registration expenses – merger adjustment	111	—
Accrued expenses	211	—

Gross deferred tax assets	7,374	3,581
Valuation allowance	(5,926)	(2,200)

Net deferred tax assets	$1,448	$1,381

Deferred tax liabilities
Property and equipment	$(172)	$(335)
Merger adjustment and unrealized gains/(losses) on available for sale securities	(233)	(157)
Unearned compensation – merger adjustment	(61)
Core deposit intangible – merger adjustment	(596)	(669)
Loan portfolio mark up – merger adjustment	(110)	(191)

Deferred tax liabilities	(1,173)	(1,352)

Net deferred tax assets	$275	$29

At December 31, 2009 and 2008, the consolidated company has a net operating loss carryover of approximately $10,800 and $2,900, respectively, for income tax purposes which will expire in 2027, 2028 and 2029 if not utilized earlier.

Note 12. Related Party Accounts

The Banks periodically make loans to principal shareholders and to directors and/or companies in which they hold a 10% or more beneficial ownership. Any such loans are made in the normal course of business at prevailing interest rates and terms. Annual activity consisted of the following:

	2009	2008

Beginning balance	$13,876	$6,626
New loans	7,895	1,076
Assumed in Orange Bank merger	—	7,143
Repayments	(5,992)	(969)

Ending balance	$15,779	$13,876

Floridian Financial Group, Inc.

Notes to Consolidated Financial Statements

(Dollars in thousands, except for per share amounts)

Note 13. Commitments and Contingencies

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

Commitments to extend credit, which amount to $62,509 and $95,400 at December 31, 2009 and 2008, respectively, represent agreements to lend to customers with fixed expiration dates or other termination clauses.

Since many commitments are expected to expire without being funded, committed amounts do not necessarily represent future liquidity requirements. The amount of collateral obtained, if any, is based on management’s credit evaluation in the same manner as though an immediate credit extension were to be granted.

Stand-by letters of credit are conditional commitments issued by the Bank guaranteeing the performance of a customer to a third party. The decision whether to guarantee such performance and the extent of collateral requirements are made considering the same factors as are considered in credit extension. Stand-by letters of credit totaling $0 and $1,600 are outstanding as of December 31 2009 and 2008, respectively.

Lines of credit: At December 31, 2009 and 2008, the Bank has unsecured federal funds lines of credit of $20,200 and $21,000, respectively, available from its correspondent banks. The highest single day borrowing under these lines was $11,526 during the year ended December 31, 2009.

We are periodically a party to or otherwise involved in legal proceedings arising in the normal course of business, such as claims to enforce liens, claims involving the making and servicing of real property loans, and other issues incident to our business. Management does not believe that there is any pending or threatened proceeding against us which, if determined adversely, would have a material adverse effect on our financial position, liquidity, or results of operations.

Note 14. Earnings Per Share

The following table sets forth the computation of basic earnings per share:

	2009	2008

Numerator: Net Loss	$10,817	$6,113

Denominator for Basic Earnings Per Share Weighted-Average Shares	6,181	4,466

Basic Earnings Per Share	$1.75	$1.37

As of December 31, 2009 and 2008, all of the existing stock options were considered anti-dilutive. Therefore, diluted earnings per share is not calculated.

Floridian Financial Group, Inc.

Notes to Consolidated Financial Statements

(Dollars in thousands, except for per share amounts)

Note 15. Share-Based Compensation

The boards of directors and shareholders have approved stock option plans permitting the granting of options to acquire up to 1,548,461 shares of the Company’s common stock to employees, directors and consultants. At December 31, 2009 there were 702,127 options outstanding and 846,334 options yet to be granted.

The Company adopted the FASB standard for stock options effective January 1, 2006. The fair value of options granted during 2009 and 2008 have been estimated on the date of grant, using the Black-Scholes option pricing model, under the following assumptions:

	2009	2008
Risk-free interest rate	3.06%	3.66%
Expected life in years	7.00	7.00
Expected dividend yield	—	—
Expected stock volatility	10.00%	10.00%
Average grant-date fair value of options issued during the year – per option	$2.75	$3.05

The Company granted 144,050 options in 2009 and 175,000 options in 2008. Further, in 2008 the Company, as a result of the merger with Orange Bank, assumed the outstanding options granted by Orange Bank in prior periods totaling 407,199 options after adjusting for the exchange ratio. Share-based compensation included in the consolidated Statements of Operations is $388 and $138 in 2009 and 2008, respectively.

The company estimates the expected life of options by calculating the average of the vesting period and the contractual life. The risk-free rate for periods within the contractual life of the option is based on the yield of the seven year U.S. Treasury Note in effect at the time of the grant. The dividends rate assumption of zero is based on management’s intention not to pay dividends for the foreseeable future. Since there is no active market for the Company’s stock, expected volatility was estimated based on the historical volatility experience of other de novo banks in Central Florida.

Options granted vest ratably over five years. The exercise price of these options is the deemed fair value of the underlying stock on the date of grant. Any options not exercised expire ten years after their date of grant.

Option activity during 2009 and 2008 is as follows:

	2009		2008

	Number	Avg. Price	Number	Avg. Price

Options outstanding beginning of year	829,861	$10.43	259,750	$10.00
Assumed in merger with Orange Bank after adjustment for exchange ratio	—	—	407,199	9.83
Forfeited	(265,334)	9.99	(11,148)	9.96
Exercised	(6,450)	10.00	(940)	9.58
Granted	144,050	12.50	175,000	12.43

Options outstanding end of year	702,127	10.98	829,861	10.43

Exercisable at end of year	478,991	$10.38	583,134	$9.85

Information pertaining to options outstanding at December 31, 2009 is as follows:

	Options Outstanding			Options Exercisable

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$9.58 - $11.00	424,077	6.4 Years	$9.98	397,691	$9.95
$11.01 - $12.50	278,050	9.3 Years	12.50	81,300	12.50

Outstanding at end of year	702,127	7.5 Years	$10.98	478,991	$10.38

Floridian Financial Group, Inc.

Notes to Consolidated Financial Statements

(Dollars in thousands, except for per share amounts)

Note 15. Share-Based Compensation (Continued)

	Number of Shares	Weighted Average Grant Date Fair Value

Nonvested options, December 31, 2008	246,727	$3.32
Granted	144,050	2.75
Vested	(107,827)	3.10
Forfeited	(59,814)	3.47

Nonvested options, December 31, 2009	223,136	3.12

The remaining average contractual life for options outstanding and for those exercisable at December 31, 2009 is:

Average Years

Outstanding	6.63
Exercisable	6.88

At December 31, 2009, there is approximately $697 of unrecognized compensation expense relating to nonvested options at that date. This amount will be recognized in expense ratably as these options vest over a weighted average period of approximately 30 months.

Note 16. Concentration of Credit Risk

The current policy of the Company and the Banks is to not engage in the use of interest-rate swaps, futures, or option contracts.

Practically all of the Banks’ loans, commitments, and standby letters of credit have been granted to customers in the Banks’ market areas. The Banks are dependent on the ability of their debtors to honor their contracts which may be affected by the economic conditions of the counties surrounding the Banks. The concentration of credit by type of loan is set forth in Note 5.

Note 17. Regulatory Capital Matters

The Company (on a consolidated basis) and Banks are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Banks must meet specific capital guidelines that involve quantitative measures of the Banks’ assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

Quantitative measures established by regulation to ensure capital adequacy require the Company and Banks to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations), to risk-weighted assets (as defined), and Tier 1 capital (as defined), to average assets (as defined). Management believes, as of December 31, 2009 and 2008, that the Company and Banks meet all capital adequacy requirements to which they are subject.

As of December 31, 2009, the most recent notification from the Federal Deposit Insurance Company categorized all the Banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Banks must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Company’s or Banks’ classification as of December 31, 2009.

Floridian Financial Group, Inc.

Notes to Consolidated Financial Statements

(Dollars in thousands, except for per share amounts)

Note 17. Regulatory Capital Matters (Continued)

	Actual		Minimum Amount and Ratio to Remain Well Capitalized

	Amount	Ratio	Amount	Ratio

As of December 31, 2009:
Total capital (to risk-weighted assets)
Consolidated	$53,149	13.8%	$38,633	10.0%
Floridian Bank	$14,477	11.7%	$12,372	10.0%
Orange Bank of Florida	$26,514	10.3%	$25,830	10.0%

Tier 1 capital (to risk-weighted assets)
Consolidated	$48,268	12.5%	$23,180	6.0%
Floridian Bank	$12,925	10.5%	$7,423	6.0%
Orange Bank of Florida	$23,238	9.0%	$15,498	6.0%

Tier 1 capital (to average assets)
Consolidated	$48,268	10.0%	$24,190	5.0%
Floridian Bank	$12,925	8.2%	$7,882	5.0%
Orange Bank of Florida	$23,238	7.4%	$15,697	5.0%

As of December 31, 2008:
Total capital (to risk-weighted assets)
Consolidated	$63,369	18.9%	$33,525	10.0%
Floridian Bank	$15,160	14.6%	$10,362	10.0%
Orange Bank of Florida	$22,140	9.8%	$22,623	10.0%

Tier 1 capital (to risk-weighted assets)
Consolidated	$59,155	17.7%	$20,115	6.0%
Floridian Bank	$13,849	13.4%	$6,217	6.0%
Orange Bank of Florida	$19,304	8.5%	$13,574	6.0%

Tier 1 capital (to average assets)
Consolidated	$59,155	15.4%	$19,212	5.0%
Floridian Bank	$13,849	12.9%	$5,387	5.0%
Orange Bank of Florida	$19,304	7.6%	$12,648	5.0%

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

Floridian Financial Group, Inc.

Notes to Consolidated Financial Statements

(Dollars in thousands, except for per share amounts)

Note 18. Fair values of financial instruments

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

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

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

Floridian Financial Group, Inc.

Notes to Consolidated Financial Statements

(Dollars in thousands, except for per share amounts)

Note 18. Fair Values of Financial Instruments (Continued)

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

Impaired Loans. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with the FASB guidance “accounting by creditors for impairment of a loan,” and the fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At December 31, 2009, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. In accordance with accounting literature, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. Collateral values are estimated using level 3 inputs based on customized discounting criteria.

Other Real Estate Owned. Other real estate owned consists of property acquired though, or in lieu of, loan foreclosures or other proceedings and is initially recorded at the lower of the related loan balances less any specific allowance for loss, or fair value at the date of foreclosure, which establishes a new cost basis. Subsequent to foreclosure, the properties are held for sale and are carried at the net fair value at the time of acquisition is charged to the allowance for loan losses. Properties are evaluated regularly to ensure the recorded amounts are supported by current fair values, and a charge to operations is recorded as necessary to reduce the carrying amount to fair value less estimated costs to dispose.

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

Floridian Financial Group, Inc.

Notes to Consolidated Financial Statements

(Dollars in thousands, except for per share amounts)

Note 18. Fair Values of Financial Instruments (Continued)

Short-term borrowings. The carrying amounts of borrowings under repurchase agreements maturing in the amount of $7,518 and federal funds of $287 within 90 days, approximate their fair values.

Off-balance-sheet instruments. Loan commitments and letters of credit are negotiated at current market rates and are relatively short-term in nature. Therefore, their estimated fair value approximates the fees charged and is nominal at December 31, 2009 and December 31, 2008.

Financial Instruments Recorded at Fair Value on a Recurring Basis

The following table sets forth the Company’s assets and liabilities which are carried at fair value on a recurring basis as of December 31, 2009 and 2008, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	December 31, 2009

	Quoted Prices in Active Markets For Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total at Fair Value

Assets
Securities available for sale	$—	$81,707	$—	$81,707

	December 31, 2008

	Quoted Prices in Active Markets For Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total at Fair Value

Assets
Securities available for sale	$—	$43,916	$—	$43,916

Floridian Financial Group, Inc.

Notes to Consolidated Financial Statements

(Dollars in thousands, except for per share amounts)

Note 18. Fair Values of Financial Instruments (Continued)

          Assets Measured at Fair Value on a Recurring Basis Using Significant Unobservable inputs (Level 3)

	December 31, 2009

	Mortgage Backed Securities	Total at Fair Value

Assets
Securities available for sale
Beginning balance	$—	$—

Total gains or losses	—	—

Purchases, issuances, and settlements	9,985	9,985

Transfers in and/or out of Level 3	$(9,985)	(9,985)

Ending balance	$—	$—

Financial Instruments Recorded at Fair Value on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain financial assets and financial liabilities at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period.

The fair values of assets measured at fair value on a nonrecurring basis are as follows at December 31, 2009 and December 31, 2008:

	December 31, 2009

	Quoted Prices in Active Markets For Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3

Impaired loans	$—	$—	$6,051
Other real estate owned	$—	$—	$3,023

	December 31, 2008

	Quoted Prices in Active Markets For Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3

Impaired loans	$—	$—	$6,157
Other real estate owned	$—	$—	$712

Floridian Financial Group, Inc.

Notes to Consolidated Financial Statements

(Dollars in thousands, except for per share amounts)

Note 18. Fair Values of Financial Instruments (Continued)

Following is a summary of the carrying amounts and approximate fair values of the Company’s financial instruments at December 31, 2009 and December 31, 2008. The fair value estimates presented are based on pertinent information available to management as of December 31, 2009 and December 31, 2008. Although management is not aware of any factors that would significantly affect the estimated fair values, they have not been comprehensively revalued for purposes of these financial statements since the statement of financial condition date and therefore, current estimates of fair value may differ significantly from the amounts disclosed.

	December 31, 2009

	Carrying Amount	Estimated Fair Value

Financial assets:
Cash and due from banks	$7,743	$7,743
Federal funds sold	550	550
Securities held to maturity	12,259	12,266
Available-for-sale securities	81,707	81,707
Loans, net	327,686	325,524
Accrued interest receivable	1,717	1,717

Financial liabilities:
Deposits	406,652	408,203
Short-term borrowings	7,805	7,805
Accrued interest payable	204	204

	December 31, 2008

	Carrying Amount	Estimated Fair Value

Financial assets:
Cash and due from banks	$17,603	$17,603
Federal funds sold	150	150
Securities held to maturity	12,464	12,621
Available-for-sale securities	43,916	43,916
Loans, net	282,740	281,315
Accrued interest receivable	1,544	1,544

Financial liabilities:
Deposits	307,668	307,720
Short-term borrowings	18,737	18,737
Accrued interest payable	166	166

Floridian Financial Group, Inc.

Notes to Consolidated Financial Statements

(Dollars in thousands, except for per share amounts)

Note 19. Floridian Financial Group, Inc. (Parent Company-Only) Financial Information

	2009	2008

Condensed Balance Sheets
Assets
Cash and cash equivalents	$406	$5,207
Securities available for sale	8,812	17,806
Investment in subsidiaries	38,358	34,666
Other assets	3,391	3,247

Total assets	$50,967	$60,926

Liabilities
Other liabilities	$484	$212
Shareholders’ equity	50,483	60,714

Total liabilities and shareholders’ equity	$50,967	$60,926

Condensed Statements of Operations
Interest income	$444	$362
Noninterest income	2,070	291
Expenses:
Other operating expenses	2,919	971

Income (loss) before income tax and recognition of net loss of subsidiaries	(405)	(318)
Income tax	—	107

Income (loss) before recognition of net loss of subsidiaries	(405)	(211)
Recognition of net loss of subsidiaries	(10,412)	(5,902)

Net loss	$(10,817)	$(6,113)

Condensed Statements of Cash Flows
Operating activities
Net loss	$(10,817)	$(6,113)
Adjustments to reconcile net loss to cash provided by operating activities:
Recognition of net loss of subsidiaries	10,412	5,902
Other accounts – net	555	3,232

Net cash provided by (used in) operating activities	150	3,021

Investing Activities
Purchase of securities available for sale	(18,909)	33,035
Maturities and calls of securities available for sale	27,694	(15,229)
Investment in subsidiaries	(14,106)	(46,033)

Net cash provided by (used in) investing activities	(5,321)	(28,227)

Financing Activities
Proceeds from issuance of common stock	370	30,201

Net increase (decrease) in cash and cash equivalents	(4,801)	4,995

Cash and cash equivalents
Beginning	5,207	212

Ending	$406	$5,207

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

ITEM 9A. CONTROLS AND PROCEDURES

          Evaluation of Disclosure Controls and Procedures. As of December 31, 2009, the end of the period covered by this Annual Report on Form 10-K, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that as of December 31, 2009, the end of the period covered by this Annual Report on Form 10-K, we maintained effective disclosure controls and procedures.

          Internal Control Over Financial Reporting. This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by the rules of the Securities and Exchange Commission for newly public companies.

ITEM 9B. OTHER INFORMATION

          None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

          The information required by Item 10 of Form 10-K with respect to identification of directors and officers is incorporated by reference from the information contained in the sections captioned “Proposal 1 - Nominees for Election as Directors” “Executive Officers,” and “Corporate Governance – Codes of Conduct and Ethics” in our Proxy Statement for the Annual Meeting of Shareholders to be held on April 29, 2010 (the “Proxy Statement”), a copy of which we intend to file with the SEC within 120 days after the end of the year covered by this Annual Report on Form 10-K.

Section 16 Compliance

          Information appearing under the captions “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement is incorporated herein by reference.

Item 11. Executive Compensation

          The information required by Item 11 of the Form 10-K is incorporated by reference from the information contained in the sections captioned “Executive Compensation” and “Proposal 1 – Nominees for Election as Directors, Directors’ Fees” in the Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

          On March 20, 2008, our stockholders approved our 2008 Stock Option Plan, which provides for the granting of options to purchase up to 20% of the shares of our common stock outstanding from time to time, less the number of shares which would remain available for issuance under our previous stock option plans. Both incentive stock options and nonqualified stock options may be issued under the provisions of the Option Plan. Our employees and subsidiaries, members of the Board of Directors, independent consultants and advisors are eligible to participate in the Option Plan. Our Board of Directors or a committee of the Board of Directors authorizes the granting and vesting of options under the Option Plan.

          In 2009, the Company adopted a 2009 Stock Option Plan which provides for the granting of nonqualified stock options, restricted stock grants, phantom stock unit awards, and stock appreciation rights up to 5% of the issued and outstanding shares of our common stock from time to time. These awards are restricted to key persons as defined in the Plan - employee, officer, director or consultant of the Company. Our Board of Directors or a committee of the Board of Directors administers the Plan including the granting of awards, limitations, restrictions and conditions. At December 31, 2009, 5,290 shares of our common stock at a value of $12.50 per share were issued to Directors of Floridian Bank in lieu of cash director fees.

The following table provides certain information regarding our equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

	(a)	(b)	(c)
Equity Compensation Plans Approved by Securities Holders	702,127	$10.38	536,642

Equity Compensation Plans Not Approved by Securities Holders	0	N/A	304,402
Total	702,127	$10.38	841,044

          The other information required by Item 12 of Form 10-K is incorporated by reference from the information contained in the sections captioned “Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence

          The information required by Item 13 of Form 10-K is incorporated by reference from the information contained in the sections captioned “Transactions with Management and Related Persons” and “Proposal 1 – Nominees for Election as Directors – Committees of the Board of Directors” in the Proxy Statement.

Item 14. Principal Accountant Fees and Services

          The information required by Item 14 of Form 10-K is incorporated by reference from the information in the section captioned “Audit Fees and Related Matters” in the Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules

The following documents are filed as part of this report

1.	Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at the end of Fiscal Years 2009 and 2008

Consolidated Statements of Operations for Fiscal Years 2009 and 2008

Consolidated Statements of Changes in Shareholders’ Equity for Fiscal Years 2009 and 2008

Consolidated Statements of Cash Flows for Fiscal Years 2009 and 2008

Notes to Consolidated Financial Statements

2.	Financial Statement Schedules

Other schedules and exhibits are omitted because the required information either is not applicable or is shown in the financial statements or the notes thereto.

3.	Exhibits Required to be Filed by Item 601 of Regulation S-K

EXHIBIT NO.	DESCRIPTION

2.1

Plan of Merger and Merger Agreement, by and between Orange Bank of Florida and Floridian Financial Group, Inc., dated as of October 31, 2007 – incorporated herein by reference to Exhibit 2.1 of the Registrant’s Registration Statement on Form 10 (filed 2/27/09) (No. 000-53589)

3.1	Articles of Incorporation of the Registrant – incorporated herein by reference to Exhibit 3.1 of the Registrant’s Registration Statement on Form 10 (filed 2/27/09) (No. 000-53589)

3.2

First Amendment to the Articles of Incorporation of the Registrant – incorporated herein by reference to Exhibit 3.2 of the Registrant’s Registration Statement on Form 10 (filed 2/27/09) (No. 000-53589)

3.3	Bylaws of the Registrant – incorporated herein by reference to Exhibit 3.3 of the Registrant’s Registration Statement on Form 10 (filed 2/27/09) (No. 000-53589)

3.4

Second Amendment to the Articles of Incorporation of the Registrant – incorporated herein by reference to Exhibit 3.4 of the Registrant’s Registration Statement on Form 10 (filed 2/27/09) (No. 000-53589)

4.1	See Exhibits 3.1, 3.2, 3.3, and 3.4 for provisions of the Articles of Incorporation and Bylaws of the Registrant defining rights of the holders of common stock of the Registrant

4.2	Floridian Financial Group, Inc. 2008 Stock Option Plan – incorporated herein by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form 10 (filed 2/27/09) (No. 000-53589)

4.3	Floridian Financial Group, Inc. Employee Stock Purchase Plan – incorporated herein by reference to Exhibit 4.3 of the Registrant’s Registration Statement on Form 10 (filed 2/27/09) (No. 000-53589)

EXHIBIT NO.	DESCRIPTION

4.4	Floridian Financial Group, Inc. 2009 Stock Option Plan – incorporated herein by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form S-8 (filed 6/29/09) (No. 333-160319)

10.1	Floridian Financial Group, Inc. 401(k) Plan – incorporated herein by reference to Exhibit 10.1 of the Registrant’s Registration Statement on Form 10 (filed 2/27/09) (No. 000-53589)

10.2

Form of Stock Option Agreement for the Floridian Financial Group, Inc. 2008 Stock Option Plan for Directors – incorporated herein by reference to Exhibit 10.2 of the Registrant’s Registration Statement on Form 10 (filed 2/27/09) (No. 000-53589)

10.3

Form of Stock Option Agreement for the Floridian Financial Group, Inc. 2008 Stock Option Plan for Incentive Stock Options – incorporated herein by reference to Exhibit 10.3 of the Registrant’s Registration Statement on Form 10 (filed 2/27/09) (No. 000-53589)

10.4

Employment Agreement with Charlie W. Brinkley, dated as of October 1, 2007 – incorporated herein by reference to Exhibit 10.4 of the Registrant’s Registration Statement on Form 10 (filed 2/27/09) (No. 000- 53589)

10.5

Employment Agreement with Thomas H. Dargan, dated as of March 20, 2006 – incorporated herein by reference to Exhibit 10.5 of the Registrant’s Registration Statement on Form 10 (filed 2/27/09) (No. 000- 53589)

10.6

Salary Continuation Agreement for Charlie W. Brinkley, dated as of July 1, 2008 – incorporated herein by reference to Exhibit 10.7 of the Registrant’s Registration Statement on Form 10 (filed 2/27/09) (No. 000- 53589)

10.7

1st Amendment to the Salary Continuation Agreement for Charlie W. Brinkley, dated as of December 18, 2008 – incorporated herein by reference to Exhibit 10.8 of the Registrant’s Registration Statement on Form 10 (filed 2/27/09) (No. 000-53589)

10.8

Operating Agreement by and among Floridian Financial Mortgage LLC, Floridian Financial Group, Inc., and FBC Mortgage, LLC, dated September 5, 2008 – incorporated herein by reference to Exhibit 10.9 of the Registrant’s Registration Statement on Form 10 (filed 2/27/09) (No. 000-53589)

10.9

Employment Agreement with Keith A. Bulko, dated as of March 20, 2006 – incorporated herein by reference to Exhibit 10.10 of the Registrant’s Registration Statement on Form 10 (filed 2/27/09) (No. 000-53589)

10.10

Separation Agreement with Michael A. McClanahan, dated November 20, 2009 – incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (filed 12/16/09) (No. 000-53589)

10.11	Employment Agreement with Michael V. Kearney, dated December 18, 2009 – incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (filed 1/7/10) (No. 000-53589)

10.12	Salary Continuation Agreement for Thomas Dargan, dated as of April 1, 2009**

10.13	Salary Continuation Agreement for Keith Bulko, dated as of April 1, 2009**

11.1	Statement re Computation of Per Share Earnings*

21.1	Subsidiaries of the Registrant – incorporated herein by reference to Exhibit 21.1 of the Registrant’s Registration Statement on Form 10 (filed 2/27/09) (No. 000-53589)

23.1	Consent of McGladrey & Pullen LLP, independent registered public accounting firm**

24.1	Powers of Attorney of certain officers and directors of Registrant**

31.1	Certification of CEO pursuant to Securities and Exchange Act Section 302 of the Sarbanes-Oxley Act of 2002.**

31.2	Certification of CFO pursuant to Securities and Exchange Act Section 302 of the Sarbanes-Oxley Act of 2002.**

32.1	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

*

Information required to be presented in Exhibit 11 is provided in Note 14 to the Consolidated Financial Statements under Part II, Item 8 of this Form 10-K in accordance with the provisions of U.S. generally accepted accounting principles.

**	Filed electronically herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on March 25, 2010, its behalf by the undersigned thereunto duly authorized.

FLORIDIAN FINANCIAL GROUP, INC.

By	/s/ John D. Waters

John D. Waters

Executive Vice President and

Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on March 25, 2010, by the following persons on behalf of the Registrant and in the capacities indicated.

/s/ Charlie W. Brinkley, Jr.

Charlie W. Brinkley, Jr.
Chief Executive Officer
(Principal Executive Officer)

/s/ John D. Waters

John D. Waters
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ Charlie W. Brinkley, Jr.	*

Charlie W. Brinkley, Jr., Director	Jennings L. Hurt, Director

*	*

Keith A. Bulko, Director	Roxy Marrese, Jr., Director

*	*

William F. Crider, Director	W. Warner Peacock, Director

*	*

Thomas H. Dargan, Director	Stanley H. Sandefur, Director

*

Truman E. Gailey, Jr., Director

* By	/s/ John D. Waters

John D. Waters
(Attorney-in-Fact)
March 26, 2010

EXHIBIT NO.	DESCRIPTION

2.1

Plan of Merger and Merger Agreement, by and between Orange Bank of Florida and Floridian Financial Group, Inc., dated as of October 31, 2007 – incorporated herein by reference to Exhibit 2.1 of the Registrant’s Registration Statement on Form 10 (filed 2/27/09) (No. 000-53589)

3.1	Articles of Incorporation of the Registrant – incorporated herein by reference to Exhibit 3.1 of the Registrant’s Registration Statement on Form 10 (filed 2/27/09) (No. 000-53589)

3.2

First Amendment to the Articles of Incorporation of the Registrant – incorporated herein by reference to Exhibit 3.2 of the Registrant’s Registration Statement on Form 10 (filed 2/27/09) (No. 000-53589)

3.3	Bylaws of the Registrant – incorporated herein by reference to Exhibit 3.3 of the Registrant’s Registration Statement on Form 10 (filed 2/27/09) (No. 000-53589)

3.4

Second Amendment to the Articles of Incorporation of the Registrant – incorporated herein by reference to Exhibit 3.4 of the Registrant’s Registration Statement on Form 10 (filed 2/27/09) (No. 000-53589)

4.1	See Exhibits 3.1, 3.2, 3.3, and 3.4 for provisions of the Articles of Incorporation and Bylaws of the Registrant defining rights of the holders of common stock of the Registrant

4.2	Floridian Financial Group, Inc. 2008 Stock Option Plan – incorporated herein by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form 10 (filed 2/27/09) (No. 000-53589)

4.3	Floridian Financial Group, Inc. Employee Stock Purchase Plan – incorporated herein by reference to Exhibit 4.3 of the Registrant’s Registration Statement on Form 10 (filed 2/27/09) (No. 000-53589)

4.4	Floridian Financial Group, Inc. 2009 Stock Option Plan – incorporated herein by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form S-8 (filed 6/29/09) (No. 333-160319)

10.1	Floridian Financial Group, Inc. 401(k) Plan – incorporated herein by reference to Exhibit 10.1 of the Registrant’s Registration Statement on Form 10 (filed 2/27/09) (No. 000-53589)

10.2

Form of Stock Option Agreement for the Floridian Financial Group, Inc. 2008 Stock Option Plan for Directors – incorporated herein by reference to Exhibit 10.2 of the Registrant’s Registration Statement on Form 10 (filed 2/27/09) (No. 000-53589)

10.3

Form of Stock Option Agreement for the Floridian Financial Group, Inc. 2008 Stock Option Plan for Incentive Stock Options – incorporated herein by reference to Exhibit 10.3 of the Registrant’s Registration Statement on Form 10 (filed 2/27/09) (No. 000-53589)

10.4

Employment Agreement with Charlie W. Brinkley, dated as of October 1, 2007 – incorporated herein by reference to Exhibit 10.4 of the Registrant’s Registration Statement on Form 10 (filed 2/27/09) (No. 000-53589)

10.5

Employment Agreement with Thomas H. Dargan, dated as of March 20, 2006 – incorporated herein by reference to Exhibit 10.5 of the Registrant’s Registration Statement on Form 10 (filed 2/27/09) (No. 000-53589)

10.6

Salary Continuation Agreement for Charlie W. Brinkley, dated as of July 1, 2008 – incorporated herein by reference to Exhibit 10.7 of the Registrant’s Registration Statement on Form 10 (filed 2/27/09) (No. 000-53589)

10.7

1st Amendment to the Salary Continuation Agreement for Charlie W. Brinkley, dated as of December 18, 2008 – incorporated herein by reference to Exhibit 10.8 of the Registrant’s Registration Statement on Form 10 (filed 2/27/09) (No. 000-53589)

10.8

Operating Agreement by and among Floridian Financial Mortgage LLC, Floridian Financial Group, Inc., and FBC Mortgage, LLC, dated September 5, 2008 – incorporated herein by reference to Exhibit 10.9 of the Registrant’s Registration Statement on Form 10 (filed 2/27/09) (No. 000-53589)

10.9

Employment Agreement with Keith A. Bulko, dated as of March 20, 2006 – incorporated herein by reference to Exhibit 10.10 of the Registrant’s Registration Statement on Form 10 (filed 2/27/09) (No. 000-53589)

10.10

Separation Agreement with Michael A. McClanahan, dated November 20, 2009 – incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (filed 12/16/09) (No. 000-53589)

10.11	Employment Agreement with Michael V. Kearney, dated December 18, 2009 – incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (filed 1/7/10) (No. 000-53589)

10.12	Salary Continuation Agreement for Thomas Dargan, dated as of April 1, 2009**

10.13	Salary Continuation Agreement for Keith Bulko, dated as of April 1, 2009**

11.1	Statement re Computation of Per Share Earnings*

21.1	Subsidiaries of the Registrant – incorporated herein by reference to Exhibit 21.1 of the Registrant’s Registration Statement on Form 10 (filed 2/27/09) (No. 000-53589)

23.1	Consent of McGladrey & Pullen LLP, independent registered public accounting firm**

24.1	Powers of Attorney of certain officers and directors of Registrant**

31.1	Certification of CEO pursuant to Securities and Exchange Act Section 302 of the Sarbanes-Oxley Act of 2002.**

31.2	Certification of CFO pursuant to Securities and Exchange Act Section 302 of the Sarbanes-Oxley Act of 2002.**

32.1	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

*

Information required to be presented in Exhibit 11 is provided in Note 14 to the Consolidated Financial Statements under Part II, Item 8 of this Form 10-K in accordance with the provisions of U.S. generally accepted accounting principles.

**	Filed electronically herewith.