Form 10-Q
period 2010-03-31
FLORIDIAN FINANCIAL GROUP INC
filed 2010-05-14
CIK 1349593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2010

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

          At April 30, 2010, 6,204,396 shares of the Registrant’s Common Stock, $5.00 par value, were outstanding.

FLORIDIAN FINANCIAL GROUP, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED MARCH 31, 2010

INTRODUCTORY NOTE

Caution Concerning Forward-Looking Statements

          The SEC encourages companies to disclose forward-looking information so investors can better understand a company’s future prospects and make informed investment decisions. This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, among others, statements about our beliefs, plans, objectives, goals, expectations, estimates and intentions that are subject to significant risks and uncertainties and are subject to change based on various factors, many of which are beyond our control. The words “may,” “could,” “should,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan,” “target,” “goal,” and similar expressions are intended to identify forward-looking statements.

          All forward-looking statements, by their nature, are subject to risks and uncertainties. Our actual future results may differ materially from those set forth in our forward-looking statements.

          Our ability to achieve our financial objectives could be adversely affected by the factors discussed in detail in Part I, Item 2., “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and Part II, Item 1A., “Risk Factors” in this Quarterly Report on Form 10-Q, the following sections of our annual Report on Form 10-K for the year ended December 31, 2009 (the “annual Report”): (a) “Introductory Note” in Part I, Item 1. “Business,” (b) “Risk Factors” in Part I, Item 1A. as updated in our subsequent quarterly reports on Form 10-Q; and (c) “Introduction” in Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in Part II, Item 7, as well as:

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

PART I.	FINANCIAL INFORMATION
Item 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Floridian Financial Group, Inc., and Subsidiaries

Condensed Consolidated Balance Sheets
March 31, 2010 and December 31, 2009 (Unaudited)
(Dollars in thousands, except per share amounts)

	March 31, 2010	December 31, 2009

Assets
Cash and due from banks	$12,345	$7,743
Federal funds sold	9,505	550

Total cash and cash equivalents	21,850	8,293
Securities available for sale	77,935	81,707
Securities held to maturity (Fair value of $12,367 at March 31, 2010 and $12,266 at December 31, 2009)	12,207	12,259
Other investments	79	42
Loans, net of allowance for loan losses of $9,119 and $9,038 at March 31, 2010 and December 31, 2009, respectively	333,948	327,686
Property and equipment, net	14,984	15,250
Intangible assets	2,037	2,085
Deferred income taxes	346	275
Other real estate owned	2,442	3,023
Other assets	16,325	16,277

Total assets	$482,153	$466,897

Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Noninterest-bearing demand	$71,841	$67,594
Savings, NOW and money market	176,236	174,238
Time deposits under $100	99,829	92,999
Time deposits of $100 or more	75,066	71,821

Total deposits	422,972	406,652
Short-term borrowings	6,767	7,805
Other liabilities	1,577	1,957

Total liabilities	431,316	416,414

Shareholders’ Equity
Preferred stock, $5 par value, 1,000,000 shares authorized; none outstanding	—	—
Common stock, $5 par value, 100,000,000 shares authorized; 6,201,884 and 6,193,846 shares issued and outstanding in 2010 and 2009, respectively	31,017	30,969
Additional paid-in capital	37,927	37,793
Retained deficit	(17,844)	(18,133)
Accumulated other comprehensive income (loss)	(263)	(146)

Total shareholders’ equity	50,837	50,483

Total liabilities and shareholders’ equity	$482,153	$466,897

See Notes to Unaudited Condensed Consolidated Financial Statements.

Floridian Financial Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations (Unaudited)
For the Three Months Ended March 31, 2010 and 2009
(Dollars in thousands)

	For the three months ended March 31,

	2010	2009

Interest income:
Interest and fees on loans	$4,464	$3,868
Interest on securities	677	517
Interest on federal funds sold	7	11
Other interest	—	48

Total interest income	5,148	4,444

Interest expense:
Interest on deposits	1,581	1,691
Other interest	53	57

Total interest expense	1,634	1,748

Net interest income	3,514	2,696

Provision for loan losses	189	315

Net interest income after provision for loan losses	3,325	2,381

Noninterest income:
Other noninterest income	290	211
Gain on sale of securities	3	185

Total noninterest income	293	396

Noninterest expense:
Salaries and employee benefits	1,729	1,857
Occupancy and equipment expenses	803	729
FDIC insurance	215	131
Data processing	213	197
Other real estate expense	165	19
Professional fees	98	88
Credit and collection expense	75	62
Telephone and communications	55	63
Core deposit intangible amortization	48	48
Operating recovery	(380)	—
Other operating expenses	308	291

Total noninterest expense	3,329	3,485

Income (loss) before income taxes	289	(708)
Income tax benefit	—	—

Net income (loss)	$289	$(708)

Basic net income (loss) per share	$.05	$(0.11)
Diluted net income (loss) per share	.05	(0.11)

Average basic shares outstanding	6,195,347	6,165,421

Average diluted shares outstanding	6,195,347	6,165,421

See Notes to Unaudited Condensed Consolidated Financial Statements.

Floridian Financial Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Shareholders’ Equity
For the Three Months Ended March 31, 2010 and 2009 (Unaudited)
(Dollars in thousands, except per share amounts)

	Common Stock Par Value	Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity

Balance at December 31, 2008	$30,786	$36,983	$(7,316)	$261	$60,714
Comprehensive loss:
Net loss	—	—	(708)	—	(708)
Change in unrealized gain on securities available for sale, net of income tax	—	—	—	(634)
Less reclassification adjustment for gains included in net income, net of taxes of $0				185

Net unrealized loss				(449)	(449)

Total comprehensive loss					(1,157)
Sale of 4,221 shares of common stock to employee benefit plan	21	32	—	—	53
Share-based compensation	—	56	—	—	56
Share-based compensation in acquisition, net of registration expense of	—	248	—	—	248
Exercise of 6,450 stock options	32	32	—	—	64
Sale of 7,616 shares of common stock for employee stock purchase plan	38	57	—	—	95
Issuance of 4,570 shares of common stock for director fees	23	30	—	—	53

Balance at March 31, 2009	$30,900	$37,438	$(8,024)	$(188)	$60,126

Balance at December 31, 2009	$30,969	$37,793	$(18,133)	$(146)	$50,483
Comprehensive income(loss):
Net income	—	—	289	—	289
Change in unrealized gain on securities available for sale, net of income tax	—	—	—	(120)
Less reclassification adjustment for gains included in net income, net of taxes of $0				3

Net unrealized loss				(117)	(117)

Total comprehensive income					172
Sale of 2,512 shares of common stock to employee benefit plan	13	6	—	—	19
Share-based compensation	—	75	—	—	75
Sale of 4,727 shares of common stock for employee stock purchase plan	24	35	—	—	59
Issuance of 2,300 shares of common stock for director fees	11	18	—	—	29

Balance at March 31, 2010	$31,017	$37,927	$(17,844)	$(263)	$50,837

See Notes to Unaudited Condensed Consolidated Financial Statements

Floridian Financial Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)
For the Three Months Ended March 31, 2010 and 2009
(Dollars in thousands)

	For the three months ended

	March 31, 2010	March 31, 2009

Cash Flows From Operating Activities
Net loss	$289	$(708)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for loan losses	189	315
Impairment of other real estate owned, net	100	—
Depreciation and amortization	322	314
Net accretion of securities	45	185
Share-based compensation	75	56
Realized gain on sales of available-for-sale securities	(3)	(185)
Increase in cash surrender value	(107)	(115)
Increase in accrued interest receivable	(5)	(272)
Increase (decrease) in accrued interest payable	(4)	3
Other	(336)	(167)

Net cash provided by (used in) operating activities	565	(574)

Cash Flows From Investing Activities
Purchases of securities available for sale	(38,191)	(49,221)
Maturities and calls on securities available for sale	41,785	32,007
Net increase in loans	(6,499)	(19,309)
Purchases of property and equipment, net	(8)	(281)
Net (increase) decrease in other investments	(37)	11
Proceeds from sale of other real estate owned	553	361

Net cash used in investing activities	(2,397)	(36,432)

Cash Flows From Financing Activities
Net increase in deposits	16,320	63,446
Net decrease in short-term borrowings	(1,038)	(11,719)
Proceeds from sale of stock	107	264

Net cash provided by financing activities	15,389	51,991

Net increase in cash and cash equivalents	13,557	14,985
Cash and cash equivalents
Beginning of period	8,293	17,753

End of period	$21,850	$32,738

(continued)

Floridian Financial Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited) (continued)
For the Three Months Ended March 31, 2010 and 2009
(Dollars in thousands)

Supplemental Disclosures of Cash Flow Information and noncash transactions

	For the three months ended

	March 31, 2010	March 31, 2009

Interest paid	$1,635	$1,725

Income taxes paid	$—	$—

Loans transferred to other real estate owned	$72	$500

See Notes to Unaudited Condensed Consolidated Financial Statements

Floridian Financial Group, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except per share amounts)

Note 1.	Nature of Business and Summary of Significant Accounting Policies

Nature of business: Floridian Financial Group, Inc. (the “Company”) is a registered Bank Holding Company formed to organize and own 100% of its subsidiary banks, Floridian Bank and Orange Bank of Florida (collectively referred to as the “Banks”). The Company was incorporated in 2005, and became operational as a bank holding company once Floridian Bank opened. Floridian Bank is a state-chartered, federally-insured full service commercial banking institution and presently conducts business from its headquarters and main office in Daytona Beach and branch offices in Ormond Beach, Palm Coast and Port Orange, Florida. Orange Bank of Florida is a state-chartered, federally-insured full service commercial banking institution with its headquarters in Orlando, Florida. The Company operates from its main office and branch offices in the Orlando area, Crystal River and Lake County, Florida. The Company also has an equity interest in Floridian Financial Mortgage, LLC which conducts mortgage banking operations throughout the Banks’ market areas.

Basis of Financial Statement Presentation: The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its Banks. Significant intercompany accounts and transactions have been eliminated in consolidation. The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America and general practices within the financial services industry. The accompanying interim period adjustments, which are necessary for a fair presentation of the consolidated financial statements, have been included. The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the results which may be expected for the year as a whole or any other interim period. The interim period consolidated financial statements and financial information included in this Form 10-Q should be read in conjunction with the notes to the consolidated financial statements included in the Company’s 2009 Form 10-K.

Reclassifications: Certain amounts in the 2009 financial statements have been reclassified for comparative purposes to conform with the presentation in the 2010 financial statements. The results of these classifications had no effect on net operations or shareholders’ equity.

Use of estimates: In preparing the condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, deferred tax assets and the fair value of financial instruments.

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

Floridian Financial Group, Inc.

Note 1.	Nature of Business and Summary of Significant Accounting Policies (continued)

The Company’s policy for recording interest and penalties related to uncertain tax positions is to record such items as part of its provision for federal and state income taxes.

Earnings per share: Basic earnings per share is calculated by dividing net income (loss) by the weighted average number of shares of common stock outstanding for each period presented. Diluted earnings per common share include the dilutive effect of stock options granted using the treasury stock method.

Note 2.	Securities

The amortized cost and estimated fair value of securities with gross unrealized gains and losses follows:

	March 31, 2010

		Gross	Gross
(Dollars in Thousands)	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Securities Available for Sale
Debt Securities:
U.S. Government and federal agencies	$78,357	$60	$482	$77,935

Total securities available for sale	$78,357	$60	$482	$77,935

Securities Held to Maturity
Debt Securities:
U.S. Government and federal agencies	$12,207	$160	$—	$12,367

Total securities held to maturity	$12,207	$160	$—	$12,367

	December 31, 2009

Securities Available for Sale
Debt Securities:
U.S. Government and federal agencies	$81,942	$60	$295	$81,707

Total securities available for sale	$81,942	$60	$295	$81,707

Securities Held to Maturity
Debt Securities:
U.S. Government and federal agencies	$12,259	$41	$34	$12,266

Total securities held to maturity	$12,259	$41	$34	$12,266

Floridian Financial Group, Inc.

Note 2.	Securities (continued).

          At March 31, 2010 and December 31, 2009, U.S. government obligations with a carrying value of $21.2 million and $21.3 million, respectively, were pledged to secure public deposits and for other purposes required or permitted by law. At March 31, 2010 and December 31, 2009, the carrying amount of securities pledged to secure repurchase agreements was $6.8 million and $7.6 million, respectively.

The carrying amount of debt securities by contractual maturity at March 31, 2010 follows:

		After 1	After 5 years
(Dollars in Thousands)	Within	year through	through	Over
	1 year	5 years	10 years	10 years	Total

Available for Sale, at fair value
U.S. Government and federal agencies	$—	$30,086	$47,849	$—	$77,935

Total	$—	$30,086	$47,849	$—	$77,935

Securities Held to Maturity, at cost
U.S. Government and federal agencies	$—	$—	$2,015	$10,192	$12,207

Total	$—	$—	$2,015	$10,192	$12,207

For the periods ended March 31, 2010 and December 31, 2009, proceeds from sales, maturities, and calls of securities available for sale amounted to $41.8 million and $119.1 million, respectively. Gross realized gains amounted to $3 thousand and $206 thousand, respectively. There were no gross losses for the periods ended March 31, 2010 and December 31, 2009.

Information pertaining to securities with gross unrealized losses at March 31, 2010 aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less Than Twelve Months		Over Twelve Months

(Dollars in Thousands)	Gross		Gross		Total
	Unrealized		Unrealized		Unrealized
	Losses	Fair Value	Losses	Fair Value	Losses

Securities Available for Sale
Debt Securities:
U.S. Government and federal agencies	$482	$48,424	$—	$—	$482

Total securities available for sale	$482	$48,424	$—	$—	$482

Securities Held to Maturity
Debt Securities:
U.S. Government and federal agencies	$—	$—	$—	$—	$—

Total securities held to maturity	$—	$—	$—	$—	$—

Floridian Financial Group, Inc.

Note 3.	Loans and Allowance for Loan Losses

Loans were comprised of the following:

	March 31, 2010	December 31, 2009

Commercial	$49,734	$48,565
Commercial real estate	259,120	253,177
Residential real estate	14,364	14,368
Consumer loans	20,105	20,893

Total loans	343,323	337,003
Allowance for loan losses	(9,119)	(9,038)
Unearned fees	(256)	(279)

Net loans	$333,948	$327,686

Activity in the allowance for loan losses is as follows:

	For the Three Months Ended March 31,

	2010	2009

Beginning balance	$9,038	$6,051
Loan charge offs	(112)	$(321)
Recoveries	4	46
Provision	189	315

Ending balance	$9,119	$6,091

The following is a summary of information pertaining to impaired and nonaccrual loans:

	March 31, 2010	December 31, 2009

Impaired loans without a valuation allowance	$13,840	$13,959
Impaired loans with a valuation allowance	13,820	12,769

Total impaired loans	$27,660	$26,728

Valuation allowance related to impaired loans	$3,865	$3,206
Total nonaccrual loans	3,604	3,105
Total loans past-due 90 days or more and still accruing	—	—

	March 31, 2010	December 31, 2009

Average investment in impaired loans	$26,942	17,165
Interest income recognized on impaired loans	233	425
Interest income recognized on a cash basis on impaired loans	—	—

No additional funds are committed to be advanced in connection with impaired loans.

Note 4.	Commitments and Contingencies

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

Floridian Financial Group, Inc.

Note 4.	Commitments and Contingencies (continued).

Commitments to extend credit, which amount to $60.9 million and $62.5 million at March 31, 2010 and December 31, 2009, respectively, represent legally binding agreements to lend to customers with fixed expiration dates or other termination clauses. Since many commitments are expected to expire without being funded, committed amounts do not necessarily represent future liquidity requirements. The amount of collateral obtained, if any, is based on management’s credit evaluation in the same manner as though an immediate credit extension were to be granted.

Lines of credit: At March 31, 2010 and December 31, 2009, the Bank had unsecured federal funds lines of credit of $20.2 million and $20.2 million respectively available from its correspondent banks. At these dates, there were no outstanding draws under these lines. The highest single day borrowing under these lines was $3.1 million during the three months ended March 31, 2010.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and Banks to maintain minimum amounts and ratios (set forth in the table on the following page) of total and Tier 1 capital (as defined in the regulations), to risk-weighted assets (as defined), and Tier 1 capital (as defined), to average assets (as defined). Management believes, as of March 31, 2010 and December 31, 2009, that the Company and Banks meet all capital adequacy requirements to which they are subject.

At March 31, 2010, the Company and its banking subsidiaries exceeded all regulatory capital measures to be adequately capitalized. Further, the Company and its banking subsidiaries satisfied all the criteria to be well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company and the Banks must maintain minimum total risk-based, Tier 1 risk based, and Tier 1 leverage ratios as set forth in the following table.

Floridian Financial Group, Inc.

Note 5.	Regulatory Capital Matters (continued)

	Actual		Minimum Amount and Ratio to Remain Well Capitalized

	Amount	Ratio	Amount	Ratio

As of March 31, 2010:
Total capital (to risk-weighted assets)
Consolidated	$53,651	13.7%	$39,055	10.0%
Floridian Bank	$14,656	11.7%	$12,492	10.0%
Orange Bank of Florida	$28,300	10.8%	$26,156	10.0%

Tier 1 capital (to risk-weighted assets)
Consolidated	$48,717	12.5%	$23,433	6.0%
Floridian Bank	$13,089	10.5%	$7,495	6.0%
Orange Bank of Florida	$24,983	9.6%	$15,693	6.0%

Tier 1 capital (to average assets)
Consolidated	$48,717	10.2%	$22,883	5.0%
Floridian Bank	$13,089	8.4%	$7,792	5.0%
Orange Bank of Florida	$24,983	8.1%	$15,386	5.0%

As of December 31, 2009:
Total capital (to risk-weighted assets)
Consolidated	$53,149	13.8%	$38,633	10.0%
Floridian Bank	$14,477	11.7%	$12,372	10.0%
Orange Bank of Florida	$26,514	10.3%	$25,830	10.0%

Tier 1 capital (to risk-weighted assets)
Consolidated	$48,268	12.5%	$23,180	6.0%
Floridian Bank	$12,925	10.5%	$7,423	6.0%
Orange Bank of Florida	$23,238	9.0%	$15,498	6.0%

Tier 1 capital (to average assets)
Consolidated	$48,268	10.0%	$24,190	5.0%
Floridian Bank	$12,925	8.2%	$7,882	5.0%
Orange Bank of Florida	$23,238	7.4%	$15,697	5.0%

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

Effective January 1, 2008, we adopted the provisions of Financial Accounting Standards Board (“FASB”) guidance for Fair Value Measurements for financial assets and financial liabilities. This guidance defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. The application of this standard in situations where the market for a financial asset is not active was clarified by the issuance of and interpretation by the FASB in Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, in October 2008.

Floridian Financial Group, Inc.

Note 6.	Fair Values of Financial Instruments (continued)

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

Floridian Financial Group, Inc.

Note 6.	Fair Values of Financial Instruments (continued)

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

Impaired Loans: Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with the FASB guidance “accounting by creditors for impairment of a loan,” and the fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At March 31, 2010, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. In accordance with accounting literature, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. Collateral values are estimated using level 3 inputs based on customized discounting criteria.

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

Short-term borrowings: The carrying amounts of borrowings under repurchase agreements maturing in the amount of $6,767 approximate their fair values.

Floridian Financial Group, Inc.

Note 6.	Fair Values of Financial Instruments (Continued)

Off-balance-sheet instruments: Loan commitments and letters of credit are negotiated at current market rates and are relatively short-term in nature. Therefore, their estimated fair value approximates the fees charged and is nominal at March 31, 2010 and December 31, 2009.

Financial Instruments Recorded at Fair Value on a Recurring Basis

The following table sets forth the Company’s assets and liabilities which are carried at fair value on a recurring basis as of March 31, 2010 and December 31, 2009, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	March 31, 2010

	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total at Fair Value

Securities available for sale
U.S. Government and federal agencies	$—	$77,935	$—	$77,935

	December 31, 2009

	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total at Fair Value

Securities available for sale
U.S. Government and federal agencies	$—	$81,707	$—	$81,707

Floridian Financial Group, Inc.

Note 6.	Fair Values of Financial Instruments (continued)

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

The fair values of assets measured at fair value on a nonrecurring basis are as follows at March 31, 2010 and December 31, 2009:

	March 31, 2010

	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3

Impaired loans	$—	$—	$5,969
Other real estate owned	$—	$—	$2,442

	December 31, 2009

	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3

Impaired loans	$—	$—	$6,051
Other real estate owned	$—	$—	$3,023

Floridian Financial Group, Inc.

Note 6.	Fair Values of Financial Instruments (continued)

Following is a summary of the carrying amounts and approximate fair values of the Company’s financial instruments at March 31, 2010 and December 31, 2009. The fair value estimates presented are based on pertinent information available to management as of March 31, 2010 and December 31, 2009. Although management is not aware of any factors that would significantly affect the estimated fair values, they have not been comprehensively revalued for purposes of these financial statements since the statement of financial condition date and therefore, current estimates of fair value may differ significantly from the amounts disclosed.

	March 31, 2010

	Carrying Amount	Estimated Fair Value

Financial assets:
Cash and due from banks	$12,345	$12,345
Federal funds sold	9,505	9,505
Securities held to maturity	12,207	12,367
Available-for-sale securities	77,935	77,935
Loans, net	333,948	331,739
Accrued interest receivable	1,723	1,723

Financial liabilities:
Deposits	422,972	424,374
Short-term borrowings	6,767	6,767
Accrued interest payable	199	199

	December 31, 2009

	Carrying Amount	Estimated Fair Value

Financial assets:
Cash and due from banks	$7,743	$7,743
Federal funds sold	550	550
Securities held to maturity	12,259	12,266
Available-for-sale securities	81,707	81,707
Loans, net	327,686	325,524
Accrued interest receivable	1,717	1,717

Financial liabilities:
Deposits	406,652	408,203
Short-term borrowings	7,805	7,805
Accrued interest payable	204	204

Note 7.	New Accounting Pronouncements

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

Floridian Financial Group, Inc.

Note 7.	New Accounting Pronouncements (continued)

including information about gains and losses resulting from transfers during the period. This pronouncement became effective January 1, 2010 and did not have a significant impact on the Company’s consolidated financial statements.

The FASB issued new amendments to previously issued interpretations regarding Consolidation of Variable Interest Entities, to change the way a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. This rule requires additional disclosures about the reporting entity’s involvement with variable-interest entities and any significant changes in risk exposure due to that involvement as well as its effect on the entity’s financial statements. The new amendments became effective January 1, 2010 and did not have a significant impact on the Company’s consolidated financial statements.

The FASB issued additional guidance on Fair Value Measurements and Disclosures—Improving Disclosures about Fair Value Measurements. This update requires additional fair value disclosures including:

•

Transfers in and out of Levels 1 and 2: A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers.

•

Activity in Level 3 fair value measurements. In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number).

The update also clarifies two existing disclosures as follows:

•	Level of disaggregation: A reporting entity should provide fair value measurement disclosures for each class of assets and liabilities.

•

Disclosures about inputs and valuation techniques: A reporting entity is required to provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. Those disclosures are required for fair value measurements that fall in either Level 2 or Level 3.

The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Early adoption is permitted. The Company adopted the applicable disclosure provisions required for adoption in 2010.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The following management’s discussion and analysis provides supplemental information, which sets forth the major factors that have affected our financial condition and results of operations during the periods included in the accompanying consolidated financial statements and should be read in conjunction with the Consolidated Financial Statements and related notes. The analysis is divided into subsections entitled “Business Overview,” “Results of Operations,” “Market Risk,” “Financial Condition,” “Liquidity,” “Capital Resources,” “Off-Balance Sheet Arrangements,” and “Critical Accounting Policies.” Throughout this section, Floridian Financial Group, Inc., and subsidiaries, collectively, are referred to as “Company,” “we,” “us,” or “our.”

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

          All forward-looking statements, by their nature, are subject to risks and uncertainties. Our actual future results may differ materially from those set forth in our forward-looking statements. Please see the Introductory Note and Item 1A. Risk Factors of our Annual Report on Form 10-K, as updated from time to time, and in our other filings made from time to time with the SEC after the date of this report.

          However, other factors besides those listed in our Quarterly Report or in our Annual Report also could adversely affect our results, and you should not consider any such list of factors to be a complete set of all potential risks or uncertainties. Any forward-looking statements made by us or on our behalf speak only as of the date they are made. We do not undertake to update any forward-looking statement, except as required by applicable law.

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

          Our growth strategy is to affiliate with banks or bank holding companies situated in market areas along the east coast of Florida from St. Johns County to West Palm Beach, along the I-4 Corridor east from Daytona Beach to Tampa, and along the west coast of Florida from Tampa to Naples. Our “affiliate model” is not a traditional merger and acquisition strategy. Rather, we expect to affiliate with community banks that are looking to benefit from a holding company structure to achieve their growth goals. Although the affiliate bank becomes a subsidiary, part of our strategy is to maintain the affiliate bank’s independence by keeping its existing directors and officers, as well as retaining the affiliate bank’s identity, while we provide centralized support to the affiliate bank. We expect that this strategy will permit us to grow while paying less than the book value multiple we would have had to pay in a traditional merger and acquisition strategy. In addition, we have registered with the FDIC to be considered for any FDIC assisted transactions that may occur. We may or may not participate in any assisted transaction following an assessment of the inherent risk in the target financial institution.

          The Banks offer commercial and retail banking services with an emphasis on commercial and commercial real estate lending, particularly to the medical services industry. As of March 31, 2010, we had total assets of $482.2 million, deposits of $423 million, total gross loans of $343.1 million and total shareholders’ equity of $50.8 million. At March 31, 2010, our capital ratios all surpassed regulatory “well capitalized measures”:

	As of March 31, 2010	Minimum to be “Well Capitalized”

Risk Based Capital	13.7%	10.0%
Tier 1 Capital	12.5%	6.0%
Leverage Capital	10.2%	5.0%

          We have a joint venture with FBC Mortgage, LLC, a licensed correspondent mortgage lender, located in Orlando, Florida. The joint venture, Floridian Financial Mortgage, facilitates the origination of jumbo, conventional and FHA residential mortgages selling most loans into the secondary market. The primary purpose of this operation is to supplement our sources of fee income provided by the Banks. We have a 49% interest in the joint venture and account for our interest using the equity method.

          Our principal executive offices are located at 175 Timacuan Boulevard, Lake Mary, Florida 32746. The telephone number at that office is (407) 321-3233.

Results of Operations

CONDENSED SUMMARY OF EARNINGS

	For The Three Months Ended March 31,

(Dollars in Thousands, Except Per Share Data)	2010	2009

Interest Income	$5,148	$4,444
Interest Expense	1,634	1,748

Net Interest Income	3,514	2,696
Provision For Loan Losses	189	315
Noninterest Income	293	396
Noninterest Expense	3,329	3,485

Income Before Income Taxes	289	(708)
Income Tax Benefit	—	—

Net Income (loss)	289	(708)

Basic net income (loss) per share	$0.05	$(0.11)

Diluted net income (loss) per share	$0.05	$(0.11)

Selected Operating Ratios
Return on Assets	0.25%	(0.66)%
Return on Equity	2.30%	(4.76)%
Dividend Payout Ratio	N/A	N/A
Equity to Assets Ratio	10.54%	13.68%

          The net income for the three months ended March 31, 2010 was $289 thousand compared to a loss of $708 thousand for the same period in 2009.

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

          Net Interest Income

          The following table reflects the components of net interest income, setting forth for the three month periods ended March 31, 2010 and 2009 presented, (1) average assets, liabilities and shareholders’ equity, (2) interest income earned on interest-earning assets and interest paid on interest-bearing liabilities, (3) average yields earned on interest-earning assets and average rates paid on interest-bearing liabilities, (4) our net interest spread (i.e., the average yield on interest-earning assets less the average rate on interest-bearing liabilities) and (5) our net interest margin (i.e., the net yield on interest earning assets):

AVERAGE BALANCES AND INTEREST RATES

(Dollars in Thousands)	Three Months Ended March 31,

	2010			2009

	Average Balance	Interest	Rate	Average Balance	Interest	Rate

ASSETS
Loans, Net(1)(2)	$334,912	$4,464	5.41%	$299,386	$3,868	5.19%
Investment Securities	91,381	677	2.97	61,490	517	3.38
Federal Funds Sold	12,544	7	0.24	24,011	11	0.19
Deposits at Interest with Banks	100	—	0.35	5,100	48	3.79

Total Earning Assets	438,937	5,148	4.70%	389,987	4,444	4.58%

Other Assets	39,102			39,759

Total Assets	$478,039			$429,746

LIABILITIES
Savings, NOW and Money Market	$175,599	$596	1.38%	$183,037	$790	1.74%
Time Deposits	173,412	985	2.31	123,982	901	2.92

Total Interest Bearing Deposits	349,011	1,581	1.84	307,019	1,691	2.21
Short Term Borrowings	7,332	53	2.91	6,491	57	3.54

Total Interest Bearing Liabilities	356,343	1,634	1.86%	313,510	1,748	2.24%

Noninterest Bearing Deposits	68,558			54,968
Other Liabilities	2,116			1,049

Total Liabilities	427,017			369,527

Total Shareholders’ Equity	51,022			60,219

Total Liabilities and Equity	$478,039			$429,746

Interest Rate Spread			2.86%			2.34%

Net Interest Income		$3,514			$2,696

Net Interest Margin			3.25%			2.80%

(1)	Average balances include non-accrual loans, and are net of unearned loan fees of $260 and $236 at March 31, 2010 and 2009, respectively.

(2)	Interest income includes fees on loans of $53 and $42 in the three months ended March 31, 2010 and 2009, respectively.

          Net interest income increased $818 thousand, 30%, from $2.7 million in 2009 to $3.5 million in 2010 principally due to organic growth in loans and deposits over the 12 month period and lower rates on deposits. During 2010 and 2009, the Banks have emphasized originating loans with interest rate floors of approximately six percent. Further, the Banks are aggressively reducing their costs of funds and continuing to lengthen deposit maturities at these lower rates. With these initiatives, it is anticipated that net interest earnings will improve in the short term. If interest rates begin to rise, net interest income should increase modestly.

          The following table sets forth certain information regarding changes in our interest income and interest expense for the quarter ended March 31, 2010 compared to the quarter ended March 31, 2009. For each category of interest earning assets and interest-bearing liabilities, information is provided on changes attributable to changes in interest rate and changes in the volume. Changes in both volume and rate have been allocated based on the proportionate absolute changes in each category.

RATE VOLUME ANALYSIS

(Dollars In Thousands)	March 31, 2010 and 2009

		Due To Average
	Total Change
		Volume	Rate

Interest Earning Assets
Loans, Net	$596	$459	$137
Investment Securities	160	251	(91)
Federal Funds Sold	(4)	(6)	2
Other	(48)	(47)	(1)

Total	$704	$657	$47

Interest Bearing Liabilities
Savings, NOW, Money Market Accounts	$(194)	$(32)	$(162)
Time Deposits	84	363	(279)
Short Term Borrowings	(4)	8	(12)

Total	$(114)	$339	$(453)

Changes In Net Interest Income	$818	$318	$500

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

          As a direct result of these factors and analyses the loan loss provision was $189 for the three months ended March 31, 2010 compared to $315 for the same period in 2009 representing an allowance of 2.66% of total loans at March 31, 2010.

          Non Interest Income

          Following is a schedule of non interest income:

	Three months ended March 31,

(Dollars in thousands)	2010	2009

Loan fee income	$17	$6
Service charges on deposit accounts	117	85
Cash surrender value – life insurance	112	117
Other	44	3
Gain on sale of securities	3	185

Totals	$293	$396

          Non interest income, decreased in 2010 because of the $185 thousand gain on sale of available for sale securities in 2009. Deposit fees increased $32 thousand reflecting growth in deposit accounts. Non interest income includes Bank Owned Life Insurance which decreased to $112 thousand for the three months ended March 31, 2010 from $117 thousand in the same period 2009.

          Non Interest Expense

          Following is a schedule of non interest expense:

	Three months ended March 31,

(Dollars in thousands)	2010	2009

Salaries and employee benefits	$1,729	$1,857
Occupancy and equipment expense	803	729
FDIC insurance	215	131
Data processing	213	197
Other real estate expense	165	19
Professional fees	98	88
Credit and collection expenses	75	62
Telephone and communications	55	63
Core deposit intangible amortization	48	48
Operating recovery	(380)	—
Other	308	291

Totals	$3,329	$3,485

          Total non interest expense of $3.3 million during the three months ended March 31, 2010 decreased $156 thousand or 4.5% from the same period in 2009. For the three months ended March 31, 2010, personnel costs decreased $128 thousand due to reductions in our workforce in 2009. During the first quarter of 2010, we recognized an operating recovery of $380 thousand related to a settlement on an operating loss recorded in the second quarter of 2009. We experienced higher FDIC insurance costs of $84 thousand due to deposit growth and higher premium rates. First quarter 2010 other real estate expenses increased $146 thousand primarily due to write downs of properties to fair value.

          Income Taxes

          We file consolidated tax returns. Having incurred annual operating losses since our inception in 2006, we have accumulated a net tax benefit over the past four years. We have recorded a valuation allowance to partially offset the deferred tax assets associated with the net operating loss carry forwards generated by our net losses. Management will continue to monitor the deferred tax assets, and will determine whether we will require an additional valuation allowance, or if we experience net income, whether we will need to reverse any remaining valuation allowance. We did not recognize an income tax benefit for the quarters ended March 31, 2010 and 2009.

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

          We have established an Asset/Liability Committee (“ALCO”) for each Bank, which are responsible for each Bank’s interest rate risk management. We have implemented a sophisticated asset/liability model at both Banks to measure its interest rate risk. Interest rate risk measures used by us include earnings simulation, economic value of equity (“EVE”) and gap analysis. We do not use derivative financial instruments for market risk management purposes.

          Gap analysis of EVE are static measures that do not incorporate assumptions regarding future business. Gap analysis, while a helpful diagnostic tool, displays cash flows for only a single rate environment. EVE’s long-term horizon helps identify changes in optionality and longer-term positions. However, EVE’s liquidation perspective does not translate into the earnings-based measures that are the focus of managing and valuing a going concern. Net interest income simulations explicitly measure the exposure to earnings from changes in market rates of interest. Our current financial position is combined with assumptions regarding future business to calculate net interest income under various hypothetical rate scenarios. The Banks’ ALCO review earnings simulations over the ensuing 12 months under various interest rate scenarios. Reviewing these various measures provides us with a reasonably comprehensive view of our interest rate risk profile.

          The following gap analysis compares the difference between the amount of interest earning assets (“IEA”) and interest bearing liabilities (“IBL”) subject to repricing over a period of time. A ratio of more than one indicates a higher level of repricing assets over repricing liabilities for the time period. Conversely, a ratio of less than one indicates a higher level of repricing liabilities over repricing assets for the time period. It is the Banks’ policy to maintain a cumulative one year gap of +/- 10% and a ratio of IEA/IBL of 0.80 to 1.20. At March 31, 2010, we were slightly out of variance with our policy limits. The variance is anticipated to be corrected over the course of 2010.

GAP ANALYSIS

(Dollars in Thousands)	Within 3 Months	4 To 6 Months	7 To 12 Months	Total 1 Year

Interest Earning Assets (IEA)

Loans	$210,035	$6,287	$9,168	$225,490
Investment Securities	46,000	33,951	991	80,942
Federal funds sold	9,505	—	—	9,505

Total	265,540	40,238	10,159	315,937

Interest Bearing Liabilities (IBL)

Savings, NOW, Money Market	176,236	—	—	176,236
Time deposits	25,314	46,281	38,390	109,985
Short term borrowings	6,767	—	—	6,767

Total	$208,317	$46,281	$38,390	$292,988

Period Gap	57,223	(6,043)	(28,231)	$22,949

Cumulative Gap	$57,223	$51,180	$22,949

Cumulative Gap / Total Assets	11.9%	10.6%	4.8%
IEA / IBL (Cumulative)	1.27	1.20	1.08

Financial Condition

          Lending Activity

          The loan portfolio consists principally of loans to individuals and small- and medium-sized businesses within our primary market area of Central Florida. The table below shows our loan portfolio composition:

LOAN PORTFOLIO COMPOSITION

(Dollars in Thousands)	March 31, 2010	December 31, 2009

Commercial	$49,734	$48,565
Commercial real estate	259,120	253,177
Residential mortgage	14,364	14,368
Consumer loans	20,105	20,893

Total loans	343,323	337,003
Less: Allowance for loan losses	9,119	9,038
Less: Net deferred fees	256	279

Loans, Net	$333,948	$327,686

          Total loans increased by $6.3 million during the first three months of 2010 due to organic growth within our market areas principally in the commercial real estate portfolio.

          Non-Performing Assets

          Non-performing assets include non-accrual loans, non-performing restructured loans and other real estate owned. Non-accrual loans represent loans on which interest accruals have been discontinued. Restructured loans are loans in which the borrower has been granted a concession on the interest rate or the original repayment terms due to financial distress. Other real estate owned is comprised principally of real estate properties obtained in partial or total loan satisfactions and is included in other assets at its estimated fair value less selling costs.

          We discontinue interest accruals when principal or interest is due and has remained unpaid for 90 to 180 days depending on the loan type, unless the loan is both well secured and in the process of collection. When a loan is placed on non-accrual status, all accrued and unpaid interest and fees are reversed. Non-accrual loans may not be restored to accrual status until all delinquent principal and interest have been paid.

          Non-performing loans are closely monitored on an ongoing basis as part of our loan review and work-out process. The potential risk of loss on these loans is evaluated by comparing the loan balance to the fair value of any underlying collateral or the present value of projected future cash flows. Losses are recognized where appropriate.

          Non-performing assets increased approximately $2.8 million as of March 31, 2010 compared to December 31, 2009 due to a net increase of $3.4 million in non-performing loans. Borrowers continue to experience lower cash flow due to the struggling economy. Our higher non-performing loans reflect the downward pressure on our loan customers.

NON-PERFORMING ASSETS

(Dollars in Thousands)	March 31, 2010	December 31, 2009

Non-accrual loans	$3,604	$3,105
Non-performing restructured loans	8,410	6,476

Total non-performing loans	$12,014	$9,581
Other real estate owned	2,442	3,023

Total non-performing assets	$14,456	$12,604

Non-performing loans as a percentage of total loans	3.5%	2.8%
Non-performing assets as a percentage of total assets	3.0%	2.7%

Past Due 90 or more days and still accruing	—	—

          In the three months ended March 31, 2010, interest income not recognized on non-accrual loans (but would have been recognized if the loans were current) was approximately $55 thousand.

          Allowance and Provision for Loan Losses

          The allowance for loan losses represents management’s estimate of probable loan losses inherent in the loan portfolio at a specific point in time. This estimate includes losses associated with specifically identified loans as well as estimated probable credit losses inherent in the remainder of the loan portfolio. Additions are made to the allowance through periodic provisions charged to income. Reductions to the allowance occur as loans are charged off. During the first three months of 2010, we had net charge-offs of approximately $108 thousand that were reserved for previously representing .13% of year to date average loans. Further, as disclosed in Note 3 of the Consolidated Financial Statements, management added approximately $189 thousand to the allowance for loan losses through the loan loss provision, bringing the total allowance to a level of approximately $9.1 million or 2.66% of total loans outstanding at March 31, 2010. Management evaluates the adequacy of the allowance at least quarterly, and in doing so relies on various factors including, but not limited to, assessment of potential loss, delinquency and non-accrual trends, portfolio growth, underlying collateral coverage and current economic conditions. This evaluation is subjective and requires material estimates that may change over time.

          There are no residential mortgage loan concentrations in the loan portfolio. The majority of the charge-offs and impaired loans experienced in the first three months of 2010 were in the commercial real estate loan portfolio which represents 75.5% of gross loans. These types of loans are all within our general market areas and are made on terms typically at 80% loan to value. These real estate collateral dependent loans generally require an updated appraisal at least annually using a Board of Directors approved appraisal firm. In the event of a collateral shortfall following an appraisal update, the borrower is contacted to provide additional collateral or reduce the outstanding loan balance. Subsequent to these actions, if there is concern that the loan may not be collectable as originally documented, an evaluation is performed utilizing the guidance documented in the FASB’s guidance for Accounting by Creditors for Impairment of a Loan and reserves are provided to offset any shortfalls in collectability. At March 31, 2010, there were no loans 30 to 89 days past due in the commercial real estate portfolio.

          The following is a summary of information pertaining to impaired loans:

	March 31, 2010	December 31, 2009

Impaired loans without a valuation allowance	$13,840	$13,959
Impaired loans with a valuation allowance	13,820	12,769

Total impaired loans	$27,660	$26,728

Valuation allowance related to impaired loans	$3,865	$3,206

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

          As of March 31, 2010, securities totaling $77.9 million and $12.2 million were classified as available for sale and held to maturity, respectively. During the three months ended March 31, 2010, securities available for sale decreased by $3.6 million as we used proceeds from called securities to increase cash balances in anticipation of new loan originations. Securities held to maturity decreased $52 thousand from December 31, 2009 due to premium amortization.

          Deposits and Short-Term Borrowings

          As a bank holding company, our primary source of funds is deposits. Those deposits are provided by businesses, municipalities, and individuals located within the markets served by our subsidiaries. In addition, we accept a limited amount of brokered deposits.

          Total deposits increased $16.3 million to $423 million at March 31, 2010, compared to December 31, 2009, as a result of organic growth.

          Short-term borrowings, made up of federal funds purchased, and other short-term borrowings, decreased by $1.0 million at March 31, 2010 compared to a balance of $7.8 million at December 31, 2009. This decrease is the result of a reduction in short term funding needs due to growth in deposit funding sources. As of March 31, 2010, total short-term borrowings were approximately 13.3% of our total shareholders’ equity.

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

          Operating Activities

          Cash flows from operating activities primarily include net income (loss), adjusted for items that did not impact cash. Net cash provided by operating activities was $565 for the three months ended March 31, 2010 an increase of $1.1 million from $574 thousand for the same period last year. The increase was primarily due to our net income for the three months ended March 31, 2010.

          Investing Activities

          Cash used in investing activities reflects the impact of loans and investments acquired for our interest-earning asset portfolios, as well as cash flows from asset sales and the impact of acquisitions. For the three months ended March 31, 2010, we had net cash flows used in investing activities of $2.4 million, compared to $36.4 million for the same period in 2009. The change in cash flows from investing activities was primarily due to an $11.0 million decrease in purchases of available for sale securities, an increase of $9.7 million from maturities and calls on securities, and a $14.9 million decrease to loans.

          Financing Activities

          Cash flows from financing activities include transactions and events whereby cash is obtained from depositors, creditors or investors. For the three months ended March 31, 2010, we had net cash flows provided by financing activities of $15.4 million, compared to $52.0 million for the three months ended March 31, 2009. The change in cash flows from financing activities was primarily due to lower deposit growth.

Capital Resources

          The assessment of capital adequacy depends on a number of factors such as asset quality, liquidity, earnings performance, changing competitive conditions and economic forces. We seek to maintain a strong capital base to support growth and expansion activities, to provide stability to current operations and to promote public confidence.

          We offer a stock purchase plan to our employees and directors to purchase shares of our common stock at fair market value. In 2009, employees purchased 4,727 shares valued at $12.50, which were issued in February 2010.

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

          At March 31, 2010, we had $60.9 million in commitments to extend credit. Commitments to extend credit are agreements to lend to a customer so long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

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

          The periods subject to examination for the Company’s federal returns are the tax years subsequent to 2006. The periods subject to examination for the Company’s significant state return, which is Florida, are the tax years subsequent to 2006. The Company believes that its income tax filing positions and deductions will be sustained upon examination and does not anticipate any adjustments that will result in a material change in its financial statements. As a result, no reserve for uncertain income tax positions has been recorded.

          The Company’s policy for recording interest and penalties related to uncertain tax positions is to record such items as part of its provision for federal and state income taxes.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          See Market Risk in Management’s Discussion and Analysis of Financial Condition and Results of Operations, above, which is incorporated herein by reference. Management has determined that no additional disclosures are necessary to assess changes in information about market risk that have occurred since December 31, 2009.

Item 4T.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

          As of March 31, 2010, the end of the period covered by this Form 10-Q, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that as of March 31, 2010, the end of the period covered by this Form 10-Q, we maintained effective disclosure controls and procedures.

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

          In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report, as updated in our subsequent quarterly reports, which could materially affect our business, financial condition or future results. The risks described in our Registration Statement on Form 10 are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 6.	Exhibits

(A)	Exhibits

31.1	Certification of Charlie W. Brinkley, Jr., Chairman, Chief Executive Officer of Floridian Financial Group, Inc., Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Michael V. Kearney, Executive Vice President and Chief Financial Officer of Floridian Financial Group, Inc., Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Certification pursuant to 18 U.S.C. Section 1350.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned Chief Financial Officer hereunto duly authorized.

FLORIDIAN FINANCIAL GROUP, INC.
(Registrant)

By:	/s/ Michael V. Kearney

Michael V. Kearney
Executive Vice President and Chief Financial Officer
(Mr. Kearney is the Principal Financial Officer and has been duly authorized to sign on behalf of the Registrant)

Date: May 14, 2010

Exhibit Index

31.1	Certification of Charlie W. Brinkley, Jr., Chairman, Chief Executive Officer of Floridian Financial Group, Inc., Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Michael V. Kearney, Executive Vice President and Chief Financial Officer of Floridian Financial Group, Inc., Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Certification pursuant to 18 U.S.C. Section 1350.