Form 10-Q
period 2010-06-30
FLORIDIAN FINANCIAL GROUP INC
filed 2010-08-13
CIK 1349593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2010

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

     At July 31, 2010, 6,201,601 shares of the Registrant’s Common Stock, $5.00 par value, were outstanding.

FLORIDIAN FINANCIAL GROUP, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED JUNE 30, 2010

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

          Our ability to achieve our financial objectives could be adversely affected by the factors discussed in detail in Part I, Item 2., “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and Part II, Item 1A., “Risk Factors” in this Quarterly Report on Form 10-Q, the following sections of our Annual Report on Form 10-K for the year ended December 31, 2009 (the “Annual Report”): (a) “Introductory Note” in Part I, Item 1. “Business,” (b) “Risk Factors” in Part I, Item 1A. as updated in our subsequent quarterly reports on Form 10-Q; and (c) “Introduction” in Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in Part II, Item 7, as well as:

▪	Legislative or regulatory changes;

▪	the strength of the United States economy in general and the strength of the local economies in which we conduct operations;

▪	the accuracy of our financial statement estimates and assumptions, including our allowance for loan losses;

▪	the effects of the health and soundness of other financial institutions, including the FDIC’s need to increase Deposit Insurance Fund assessments;

▪	the loss of our key personnel;

▪	our need and our ability to incur additional debt or equity financing;

▪	our ability to execute our growth strategy through expansion;

▪	inflation, interest rate, market and monetary fluctuations;

▪	the effects of our lack of a diversified loan portfolio, including the risk of geographic concentration;

▪	the frequency and magnitude of foreclosure of our loans;

▪	our customers’ willingness and ability to make timely payments on their loans;

▪	fluctuations in collateral values;

▪	effect of changes in the stock market and other capital markets;

▪	the effects of harsh weather conditions, including hurricanes;

▪	the effects of man-made disasters including the recent BP plc oil spill in the Gulf of Mexico;

▪	our ability to comply with the extensive laws and regulations to which we are subject;

▪	our customers’ perception of the safety of their deposits at the banks;

▪	changes in the securities and real estate markets;

▪	increased competition and its effect on pricing;

▪	technological changes;

▪	changes in monetary and fiscal policies of the U.S. Government;

▪	the effects of security breaches and computer viruses that may affect our computer systems;

▪	changes in consumer spending and saving habits;

▪	changes in accounting principles, policies, practices or guidelines;

▪	effect of government’s action to the financial market crisis, including the possible nationalization of certain financial institutions;

▪	anti-takeover provisions under Federal and state law as well as our Articles of Incorporation and our bylaws;

▪	other risks described from time to time in our filings with the SEC; and

▪	our ability to manage the risks involved in the foregoing.

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

Floridian Financial Group, Inc., and Subsidiaries

Condensed Consolidated Balance Sheets
June 30, 2010 and December 31, 2009 (Unaudited)
(Dollars in thousands, except per share amounts)

	June 30, 2010	December 31, 2009

Assets
Cash and due from banks	$7,988	$7,743
Federal funds sold	41,479	550

Total cash and cash equivalents	49,467	8,293
Securities available for sale	65,755	81,707
Securities held to maturity (Fair value of $10,475 at June 30, 2010 and $12,266 at December 31, 2009)	10,156	12,259
Other investments	190	42
Loans, net of allowance for loan losses of $7,944 and $9,038 at June 30, 2010 and December 31, 2009, respectively	327,091	327,686
Property and equipment, net	14,744	15,250
Intangible assets	1,989	2,085
Deferred income taxes	187	275
Other real estate owned	2,215	3,023
Other assets	16,024	16,277

Total assets	$487,818	$466,897

Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Noninterest-bearing demand	$83,410	$67,594
Savings, NOW and money market	170,674	174,238
Time deposits under $100	101,057	92,999
Time deposits of $100 or more	75,950	71,821

Total deposits	431,091	406,652
Short-term borrowings	6,766	7,805
Other liabilities	1,769	1,957

Total liabilities	439,626	416,414

Shareholders’ Equity
Preferred stock, $5 par value, 1,000,000 shares authorized; none outstanding	—	—
Common stock, $5 par value, 100,000,000 shares authorized; 6,201,601 and 6,193,846 shares issued and outstanding in 2010 and 2009, respectively	31,003	30,969
Additional paid-in capital	37,999	37,793
Retained deficit	(21,206)	(18,133)
Accumulated other comprehensive income (loss)	396	(146)

Total shareholders’ equity	48,192	50,483

Total liabilities and shareholders’ equity	$487,818	$466,897

See Notes to Unaudited Condensed Consolidated Financial Statements.

Floridian Financial Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations (Unaudited)
For the Three Months Ended June 30, 2010 and 2009
(Dollars in thousands)

	For the three months ended June 30,

	2010	2009

Interest income:
Interest and fees on loans	$4,555	$4,128
Interest on securities	591	526
Interest on federal funds sold	10	4
Other interest	—	2

Total interest income	5,156	4,660

Interest expense:
Interest on deposits	1,491	1,567
Other interest	50	55

Total interest expense	1,541	1,622

Net interest income	3,615	3,038

Provision for loan losses	3,634	423

Net interest income (expense) after provision for loan losses	(19)	2,615

Noninterest income:
Other noninterest income	272	240
Gain on sale of securities	10	—

Total noninterest income	282	240

Noninterest expense:
Salaries and employee benefits	1,761	1,736
Occupancy and equipment expenses	828	709
FDIC insurance	212	376
Data processing	259	212
Other real estate expense	78	19
Professional fees	249	90
Credit and collection expense	66	103
Telephone and communications	58	42
Core deposit intangible amortization	48	48
Operating loss (recovery)	(70)	570
Other operating expenses	136	300

Total noninterest expense	3,625	4,205

Income (loss) before income taxes	(3,362)	(1,350)

Income tax benefit	—	—

Net income (loss)	$(3,362)	$(1,350)

Basic net income (loss) per share	$(0.54)	$(0.22)
Diluted net income (loss) per share	$(0.54)	$(0.22)

Average basic shares outstanding	6,204,365	6,180,801
Average diluted shares outstanding	6,204,365	6,180,801

See Notes to Unaudited Condensed Consolidated Financial Statements

Floridian Financial Group, Inc. and Subsidiaries

Consolidated Statement of Operations (Unaudited)
For the Six Months Ended June 30, 2010 and 2009
(Dollars in thousands)

	For the six months ended June 30,

	2010	2009

Interest income:
Interest and fees on loans	$9,019	$7,996
Interest on securities	1,268	1,043
Interest on federal funds sold	17	15
Other interest	—	50

Total interest income	10,304	9,104

Interest expense:
Interest on deposits	3,072	3,258
Other interest	103	112

Total interest expense	3,175	3,370

Net interest income	7,129	5,734

Provision for loan losses	3,823	738

Net interest income after provision for loan losses	3,306	4,996

Noninterest income:

Other noninterest income	562	451
Gain on sale of securities	13	185

Total noninterest income	575	636

Noninterest expense:
Salaries and employee benefits	3,490	3,593
Occupancy and equipment expenses	1,631	1,438
FDIC insurance	427	507
Data processing	472	409
Other real estate expense	243	38
Professional fees	347	178
Credit and collection expense	141	165
Telephone and communications	113	105
Core deposit intangible amortization	96	96
Operating loss (recovery)	(450)	570
Other operating expenses	444	591

Total noninterest expense	6,954	7,690

Loss before income taxes	(3,073)	(2,058)

Income tax benefit	—	—

Net loss	$(3,073)	$(2,058)

Basic earnings (loss) per share	$(0.50)	$(0.33)

Diluted earnings (loss) per share	$(0.50)	$(0.33)

See Notes to Unaudited Consolidated Financial Statements

Floridian Financial Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Shareholders’ Equity
For the Six Months Ended June 30, 2010 and 2009 (Unaudited)
(Dollars in thousands, except per share amounts)

	Common Stock Par Value	Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity

Balance at December 31, 2008	$30,786	$36,983	$(7,316)	$261	$60,714
Comprehensive loss:
Net loss	—	—	(2,058)	—	(2,058)
Change in unrealized gain on securities available for sale, net of income tax	—	—	—	(665)
Less reclassification adjustment for gains included in net income, net of taxes of $0				185

Net unrealized loss				(480)	(480)

Total comprehensive loss					(2,538)
Sale of 9,859 shares of common stock to employee benefit plan	49	45	—	—	94
Share-based compensation	—	115	—	—	115
Share-based compensation in acquisition, net of registration expense of	—	236	—	—	236
Exercise of 6,450 stock options	32	32	—	—	64
Sale of 7,616 shares of common stock for employee stock purchase plan	38	57	—	—	95
Issuance of 5,290 shares of common stock for director fees	27	35	—	—	62

Balance at June 30, 2009	$30,932	$37,503	$(9,374)	$(219)	$58,842

Balance at December 31, 2009	$30,969	$37,793	$(18,133)	$(146)	$50,483
Comprehensive income (loss):
Net income	—	—	(3,073)	—	(3,073)
Change in unrealized gain on securities available for sale, net of income tax	—	—	—	555
Less reclassification adjustment for gains included in net income, net of taxes of $0				13

Net unrealized gain				542	542

Total comprehensive income					(2,531)
Sale of 5,717 shares of common stock to employee benefit plan	29	19	—	—	48
Share-based compensation	—	158	—	—	158
Sale of 4,727 shares of common stock for employee stock purchase plan	24	35	—	—	59
Issuance of 2,300 shares of common stock for director fees	11	18	—	—	29
Retirement of 6,000 shares of common stock	(30)	(24)	—	—	(54)

Balance at June 30, 2010	$31,003	$37,999	$(21,206)	$396	$48,192

See Notes to Unaudited Condensed Consolidated Financial Statements

Floridian Financial Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)
For the Six Months Ended June 30, 2010 and 2009
(Dollars in thousands)

	For the six months ended

	June 30, 2010	June 30, 2009

Cash Flows From Operating Activities
Net loss	$(3,073)	$(2,058)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for loan losses	3,823	738
Impairment of other real estate owned, net	93	—
Depreciation and amortization	640	615
Net accretion of securities	91	448
Share-based compensation	156	115
Realized gain on sales of available-for-sale securities	(13)	(185)
Increase in cash surrender value	(204)	(234)
Increase (decrease) in accrued interest receivable	175	(307)
Decrease in accrued interest payable	—	(30)
Other	47	498

Net cash provided by (used in) operating activities	1,735	(400)

Cash Flows From Investing Activities
Purchases of securities available for sale	(62,430)	(60,088)
Maturities, sales and calls on securities available for sale	78,967	38,207
Calls on securities held to maturity	2,000	—
Net increase in loans	(3,543)	(36,862)
Purchases of property and equipment, net	(38)	(461)
Net increase (decrease) in other investments	(78)	15
Proceeds from sale of other real estate owned	1,078	361

Net cash provided by (used in) investing activities	15,956	(58,828)

Cash Flows From Financing Activities
Net increase in deposits	24,439	69,885
Net decrease in short-term borrowings	(1,038)	(11,721)
Proceeds from sale of stock	136	302
Retirement of stock	(54)	—

Net cash provided by financing activities	23,483	58,466

Net increase in cash and cash equivalents	41,174	(762)
Cash and cash equivalents
Beginning of period	8,293	17,753

End of period	$49,467	$16,991

(continued)

Floridian Financial Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited) (continued)
For the Six Months Ended June 30, 2010 and 2009
(Dollars in thousands)

Supplemental Disclosures of Cash Flow Information and noncash transactions

	For the six months ended

	June 30, 2010	June 30, 2009

Interest paid	$1,635	$3,380

Income taxes paid	$—	$—

Loans transferred to other real estate owned	$72	$627

See Notes to Unaudited Condensed Consolidated Financial Statements

Floridian Financial Group, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except per share amounts)

Note 1.	Nature of Business and Summary of Significant Accounting Policies

Nature of business: Floridian Financial Group, Inc. (the “Company”), a Florida corporation, is a registered bank holding company formed to organize and own 100% of its subsidiary banks, Floridian Bank and Orange Bank of Florida (collectively referred to as the “Banks”). The Company was incorporated in 2005, and became operational as a bank holding company once Floridian Bank opened. Floridian Bank is a state-chartered, federally-insured full service commercial banking institution and presently conducts business from its headquarters and main office in Daytona Beach and branch offices in Ormond Beach, Palm Coast and Port Orange, Florida. Orange Bank of Florida is a state-chartered, federally-insured full service commercial banking institution with its headquarters in Orlando, Florida. The Company operates from its main office and branch offices in the Orlando area, Crystal River and Lake County, Florida. The Company also has an equity interest in Floridian Financial Mortgage, LLC, which conducts mortgage banking operations throughout the Banks’ market areas.

Basis of Financial Statement Presentation: The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its Banks. Significant intercompany accounts and transactions have been eliminated in consolidation. The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America and general practices within the financial services industry. The accompanying interim period adjustments, which are necessary for a fair presentation of the consolidated financial statements, have been included. The results of operations for the six months ended June 30, 2010 are not necessarily indicative of the results which may be expected for the year as a whole or any other interim period. The interim period consolidated financial statements and financial information included in this Form 10-Q should be read in conjunction with the notes to the consolidated financial statements included in the Company’s 2009 Form 10-K.

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

Note 2.	Securities

The amortized cost and estimated fair value of securities with gross unrealized gains and losses follows:

	June 30, 2010

(Dollars in Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Securities Available for Sale
Debt Securities:
U.S. Government and federal agencies	$65,360	$408	$13	$65,755

Total securities available for sale	$65,360	$408	$13	$65,755

Securities Held to Maturity
Debt Securities:
U.S. Government and federal agencies	$10,156	$319	$—	$10,475

Total securities held to maturity	$10,156	$319	$—	$10,475

	December 31, 2009

Securities Available for Sale
Debt Securities:
U.S. Government and federal agencies	$81,942	$60	$295	$81,707

Total securities available for sale	$81,942	$60	$295	$81,707

Securities Held to Maturity
Debt Securities:
U.S. Government and federal agencies	$12,259	$41	$34	$12,266

Total securities held to maturity	$12,259	$41	$34	$12,266

Floridian Financial Group, Inc.

Note 2.	Securities (continued).

          At June 30, 2010 and December 31, 2009, U.S. government obligations with a carrying value of $16.8 million and $21.3 million, respectively, were pledged to secure public deposits and for other purposes required or permitted by law. At June 30, 2010 and December 31, 2009, the carrying amount of securities pledged to secure repurchase agreements was $6.9 million and $7.6 million, respectively.

The carrying amount of debt securities by contractual maturity at June 30, 2010 follows:

(Dollars in Thousands)	Within 1 year	After 1 year through 5 years	After 5 years through 10 years	Over 10 years	Total

Available for Sale, at fair value
U.S. Government and federal agencies	$—	$18,128	$47,627	$—	$65,755

Total	$—	$18,128	$47,627	$—	$65,755

Securities Held to Maturity, at cost
U.S. Government and federal agencies	$—	$—	$—	$10,156	$10,156

Total	$—	$—	$—	$10,156	$10,156

For the periods ended June 30, 2010 and December 31, 2009, proceeds from sales, maturities, and calls of securities available for sale amounted to $80.9 million and $119.1 million, respectively. Gross realized gains amounted to $13 thousand and $206 thousand, respectively. There were no gross losses for the periods ended June 30, 2010 and December 31, 2009.

Information pertaining to securities with gross unrealized losses at June 30, 2010 aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less Than 12 Months		Over 12 Months

(Dollars in Thousands)	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Total Unrealized Losses

Securities Available for Sale
Debt Securities:
U.S. Government and federal agencies	$13	$2,488	$—	$—	$13

Total securities available for sale	$13	$2,488	$—	$—	$13

Securities Held to Maturity
Debt Securities:
U.S. Government and federal agencies	$—	$—	$—	$—	$—

Total securities held to maturity	$—	$—	$—	$—	$—

Floridian Financial Group, Inc.

Note 3.	Loans and Allowance for Loan Losses

Loans were comprised of the following:

	June 30, 2010	December 31, 2009

Commercial	$46,060	$48,565
Commercial real estate	255,320	253,177
Residential real estate	14,478	14,368
Consumer loans	19,409	20,893

Total loans	335,267	337,003
Allowance for loan losses	(7,944)	(9,038)
Unearned fees	(232)	(279)

Net loans	$327,091	$327,686

Activity in the allowance for loan losses is as follows:

	For the six months ended June 30,

	2010	2009

Beginning balance	$9,038	$6,051
Loan charge offs	(4,990)	$(2,902)
Recoveries	73	49
Provision	3,823	738

Ending balance	$7,944	$3,936

The following is a summary of information pertaining to impaired and nonaccrual loans:

	June 30, 2010	December 31, 2009

Impaired loans without a valuation allowance	$26,453	$13,959
Impaired loans with a valuation allowance	14,886	12,769

Total impaired loans	$41,339	$26,728

Valuation allowance related to impaired loans	$2,359	$3,206
Total nonaccrual loans	3,080	3,105
Total loans past-due 90 days or more and still accruing	—	—

	June 30, 2010	December 31, 2009

Average investment in impaired loans	$33,485	17,165
Interest income recognized on impaired loans	456	425
Interest income recognized on a cash basis on impaired loans	—	—

No additional funds are committed to be advanced in connection with impaired loans.

Note 4.	Commitments and Contingencies

On June 29, 2010, Orange Bank of Florida (“Orange Bank”), a wholly-owned subsidiary of Floridian Financial Group, Inc., entered into a contract for sale and purchase (the “Agreement”) with First Team Clermont OB, LLC, a Florida limited liability company (“First Team”). First Team is controlled by W. Warner Peacock, a director of the Company.

Floridian Financial Group, Inc.

Note 4.	Commitments and Contingencies (continued).

Pursuant to the Agreement, Orange Bank will purchase from First Team the real and personal property, including the land, building, and furniture and fixtures, which comprise Orange Bank’s Clermont branch (the “Clermont Branch”). Upon execution of the Agreement, Orange Bank paid to First Team, a sum of $120,000 as an earnest money deposit, which is not creditable toward the total purchase price (the “Deposit”). Excluding the Deposit, the total purchase price for the Clermont Branch is $2,450,000, which is payable as follows: (1) $750,000 at closing; (2) $850,000 on December 31, 2011; and (3) $850,000 on December 31, 2012. The purchase of the Clermont Branch is expected to occur on either December 30, 2010 or January 3, 2011, at First Team’s option. The two $850,000 payments due in 2011 and 2012 will accrue interest at 6.5% per annum, which interest will be paid monthly to First Team. Finally, Orange Bank and First Team entered into a Second Amendment to Net Lease Agreement, which modifies the existing lease between the parties for the Clermont Branch such that no additional rent will accrue under the lease through December 31, 2010.

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

Commitments to extend credit, which amount to $52.0 million and $62.5 million at June 30, 2010 and December 31, 2009, respectively, represent legally binding agreements to lend to customers with fixed expiration dates or other termination clauses. Since many commitments are expected to expire without being funded, committed amounts do not necessarily represent future liquidity requirements. The amount of collateral obtained, if any, is based on management’s credit evaluation in the same manner as though an immediate credit extension were to be granted.

Lines of credit: At June 30, 2010 and December 31, 2009, the Bank had unsecured federal funds lines of credit of $14.9 million and $20.2 million, respectively, available from its correspondent banks. At these dates, there were no outstanding draws under these lines. The highest single day borrowing under these lines was $3.1 million during the six months ended June 30, 2010.

Note 5.	Regulatory Capital Matters

The Company (on a consolidated basis) and Banks are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory – and possibly additional discretionary – actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Banks must meet specific capital guidelines that involve quantitative measures of the Banks’ assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

Quantitative measures established by regulation to ensure capital adequacy require the Company and Banks to maintain minimum amounts and ratios (set forth in the table on the following page) of total and Tier 1 capital (as defined in the regulations), to risk-weighted assets (as defined), and Tier 1 capital (as defined), to average assets (as defined). Management believes, as of June 30, 2010 and December 31, 2009, that the Company and Banks meet all capital adequacy requirements to which they are subject.

Floridian Financial Group, Inc.

Note 5.	Regulatory Capital Matters (continued)

At June 30, 2010, the Company and its banking subsidiaries exceeded all regulatory capital measures to be adequately capitalized. Further, the Company and its banking subsidiaries satisfied all the criteria to be well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company and the Banks must maintain minimum total risk-based, Tier 1 risk based, and Tier 1 leverage ratios as set forth in the following table.

	Actual		Minimum Amount and Ratio to Remain Well Capitalized

	Amount	Ratio	Amount	Ratio

As of June 30, 2010:
Total capital (to risk-weighted assets)
Consolidated	$50,407	13.3%	$37,980	10.0%
Floridian Bank	$13,307	10.8%	$12,310	10.0%
Orange Bank of Florida	$26,550	10.6%	$25,050	10.0%

Tier 1 capital (to risk-weighted assets)
Consolidated	$45,620	12.0%	$22,788	6.0%
Floridian Bank	$11,751	9.6%	$7,386	6.0%
Orange Bank of Florida	$23,395	9.3%	$15,030	6.0%

Tier 1 capital (to average assets)
Consolidated	$45,620	9.6%	$23,859	5.0%
Floridian Bank	$11,751	7.4%	$7,965	5.0%
Orange Bank of Florida	$23,395	7.6%	$15,386	5.0%

As of December 31, 2009:
Total capital (to risk-weighted assets)
Consolidated	$53,149	13.8%	$38,633	10.0%
Floridian Bank	$14,477	11.7%	$12,372	10.0%
Orange Bank of Florida	$26,514	10.3%	$25,830	10.0%

Tier 1 capital (to risk-weighted assets)
Consolidated	$48,268	12.5%	$23,180	6.0%
Floridian Bank	$12,925	10.5%	$7,423	6.0%
Orange Bank of Florida	$23,238	9.0%	$15,498	6.0%

Tier 1 capital (to average assets)
Consolidated	$48,268	10.0%	$24,190	5.0%
Floridian Bank	$12,925	8.2%	$7,882	5.0%
Orange Bank of Florida	$23,238	7.4%	$15,697	5.0%

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

In general, fair value is based upon quoted market prices, where available. If such quoted market prices are not available, fair value is based upon internally developed models that primarily use, as inputs, observable market-

Floridian Financial Group, Inc.

Note 6.	Fair Values of Financial Instruments (continued)

based parameters. Valuation adjustments may be made to ensure that financial instruments are recorded at fair value. These adjustments may include amounts to reflect counterparty credit quality, the Company’s creditworthiness, among other things, as well as unobservable parameters. Any such valuation adjustments are applied consistently over time. Our valuation methodologies may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. While management believes the Company’s valuation methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.

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

Impaired Loans: Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with the FASB guidance “accounting by creditors for impairment of a loan,” and the fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At June 30, 2010, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. In accordance with accounting literature, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. Collateral values are estimated using level 3 inputs based on customized discounting criteria.

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

Floridian Financial Group, Inc.

Note 6.	Fair Values of Financial Instruments (continued)

Short-term borrowings: The carrying amounts of borrowings under repurchase agreements maturing in the amount of $6,766 approximate their fair values.

Off-balance-sheet instruments: Loan commitments and letters of credit are negotiated at current market rates and are relatively short-term in nature. Therefore, their estimated fair value approximates the fees charged and is nominal at June 30, 2010 and December 31, 2009.

Financial Instruments Recorded at Fair Value on a Recurring Basis

The following table sets forth the Company’s assets and liabilities which are carried at fair value on a recurring basis as of June 30, 2010 and December 31, 2009, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	June 30, 2010

	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total at Fair Value

Securities available for sale U.S. Government and federal agencies	$—	$65,755	$—	$65.755

	December 31, 2009

	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total at Fair Value

Securities available for sale U.S. Government and federal agencies	$—	$81,707	$—	$81,707

Floridian Financial Group, Inc.

Note 6.	Fair Values of Financial Instruments (continued)

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

The fair values of assets measured at fair value on a nonrecurring basis are as follows at June 30, 2010 and December 31, 2009:

	June 30, 2010

	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3

Impaired loans	$—	$—	$4,743
Other real estate owned and repossessed property	$—	$—	$2,305

	December 31, 2009

	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3

Impaired loans	$—	$—	$6,051
Other real estate owned and repossessed property	$—	$—	$3,023

Floridian Financial Group, Inc.

Note 6.	Fair Values of Financial Instruments (continued)

Following is a summary of the carrying amounts and approximate fair values of the Company’s financial instruments at June 30, 2010 and December 31, 2009. The fair value estimates presented are based on pertinent information available to management as of June 30, 2010 and December 31, 2009. Although management is not aware of any factors that would significantly affect the estimated fair values, they have not been comprehensively revalued for purposes of these financial statements since the statement of financial condition date and therefore, current estimates of fair value may differ significantly from the amounts disclosed.

	June 30, 2010

	Carrying Amount	Estimated Fair Value

Financial assets:
Cash and due from banks	$7,988	$7,988
Federal funds sold	41,479	41,479
Securities held to maturity	10,156	10,475
Available-for-sale securities	65,755	65,755
Loans, net	327,091	324,827
Accrued interest receivable	1,542	1,542

Financial liabilities:
Deposits	431,091	432,610
Short-term borrowings	6,766	6,766
Accrued interest payable	202	202

	December 31, 2009

	Carrying Amount	Estimated Fair Value

Financial assets:
Cash and due from banks	$7,743	$7,743
Federal funds sold	550	550
Securities held to maturity	12,259	12,266
Available-for-sale securities	81,707	81,707
Loans, net	327,686	325,524
Accrued interest receivable	1,717	1,717

Financial liabilities:
Deposits	406,652	408,203
Short-term borrowings	7,805	7,805
Accrued interest payable	204	204

Note 7.	New Accounting Pronouncements

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

          All forward-looking statements, by their nature, are subject to risks and uncertainties. Our actual future results may differ materially from those set forth in our forward-looking statements. Please see the Introductory Note and Item 1A. Risk Factors of our 2009 Annual Report on Form 10-K, as updated in our subsequent quarterly reports filed on Form 10-Q, and in our other filings made from time to time with the SEC after the date of this report.

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

          On March 30, 2008, we closed a merger transaction in which Orange Bank of Florida, a Florida chartered commercial bank, became our wholly-owned subsidiary. The transaction was treated as a merger of equals where each shareholder of Orange Bank received 1.04 shares of our common stock. At the time of the merger, Orange Bank had approximately $196 million in assets, including approximately $121 million in loans, and approximately $176 million in deposits.

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

          The Banks offer commercial and retail banking services with an emphasis on commercial and commercial real estate lending, particularly to the medical services industry. As of June 30, 2010, we had total assets of $487.8 million, deposits of $431.1 million, total gross loans of $335.0 million and total shareholders’ equity of $48.2 million. At June 30, 2010, our capital ratios all surpassed regulatory “well capitalized measures”:

	As of June 30, 2010	Minimum to be “Well Capitalized”

Risk Based Capital	13.3%	10.0%
Tier 1 Capital	12.0%	6.0%
Leverage Capital	9.6%	5.0%

          We have a joint venture with FBC Mortgage, LLC, a licensed correspondent mortgage lender, located in Orlando, Florida. The joint venture, Floridian Financial Mortgage, facilitates the origination of jumbo, conventional and FHA residential mortgages and sells most loans into the secondary market. The primary purpose of this operation is to supplement our sources of fee income provided by the Banks. We have a 49% interest in the joint venture and account for our interest using the equity method.

          Our principal executive offices are located at 175 Timacuan Boulevard, Lake Mary, Florida 32746. The telephone number at that office is (407) 321-3233.

Results of Operations

Three months ended June 30, 2010 compared to the three months ended June 30, 2009.

CONDENSED SUMMARY OF EARNINGS

	For the three months ended June 30,

(Dollars in thousands, except per share data)	2010	2009

Interest income	$5,156	$4,660
Interest expense	1,541	1,622

Net interest income	3,615	3,038
Provision for loan losses	3,634	423
Noninterest income	282	240
Noninterest expense	3,625	4,205

Income before income taxes	(3,362)	(1,350)
Income tax benefit	—	—

Net loss	$(3,362)	$(1,350)

Basic net loss per share	$(0.54)	$(0.22)
Diluted net loss per share	$(0.54)	$(0.22)
Selected operating ratios
Return on average assets	(2.81%)	(1.23%)
Return on average equity	(26.41%)	(9.02%)
Dividend payout ratio	N/A	N/A
Equity to assets ratio	9.88%	13.07%

The net loss for the three months ended June 30, 2010 was $3.4 million compared to $1.4 million net loss for the same period of 2009. Net interest income increased $577 thousand due to $27.0 million in growth of average loans and lower rates on deposits. The loan loss provision increased $3.2 million as the Company experienced declining credit quality in the second quarter of 2010. This deterioration was concentrated among three loans totaling $14.0 million and were commercial real estate in nature. Noninterest expense decreased $580 thousand reflecting a $570 thousand operating loss and a $194 thousand one-time FDIC premium assessment recognized in 2009. Our 2010 professional fees increased $164 thousand due to higher compliance costs.

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

Net interest Income

          The following table reflects the components of net interest income, setting forth for the three month periods ended June 30, 2010 and 2009 presented, (1) average assets, liabilities and shareholders’ equity, (2) interest income earned on interest-earning assets and interest paid on interest-bearing liabilities, (3) average yields earned on interest-earning assets and average rates paid on interest-bearing liabilities, (4) our net interest spread (i.e., the average yield on interest-earning assets less the average rate on interest-bearing liabilities) and (5) our net interest margin (i.e., the net yield on interest earning assets):

AVERAGE BALANCES AND INTEREST RATES

(Dollars in thousands)	Three Months Ended

	June 30, 2010			June 30, 2009

	Average balance	Interest	Rate	Average balance	Interest	Rate

Assets
Loans, net(1)(2)	$342,710	$4,555	5.33%	$315,158	$4,128	5.31%
Investment securities	79,344	591	2.98%	72,995	526	2.92%
Federal funds sold	22,138	10	0.18%	10,000	4	0.13%
Deposits at interest with banks	100	—	—%	519	2	2.03%

Total earning assets	444,292	5,156	4.65%	398,672	4,660	4.74%

Other assets	35,072			42,289

Total assets	$479,364			$440,961

Liabilities
Savings, NOW and money market	$171,474	$509	1.19%	$193,190	$776	1.63%
Certificates of deposit	175,566	982	2.25%	117,869	791	2.71%

Total interest bearing deposits	347,040	1,491	1.72%	311,059	1,567	2.04%
Short term borrowings	6,751	50	2.97%	7,088	55	3.14

Total interest bearing liabilities	353,791	1,541	1.75%	318,148	1,622	2.07%

Noninterest bearing deposits	72,546			59,257
Other liabilities	1,975			3,677

Total liabilities	428,312			381,081

Total shareholders’ equity	51,052			59,879

Total liabilities and equity	$479,364			$440,961

Interest rate spread			2.90%			2.67%

Net interest income		$3,615			$3,038

Net interest margin			3.26%			3.09%

(1)	Average balances include non-accrual loans, and are net of unearned loan fees of $247 and $253 at June 30, 2010 and 2009, respectively.

(2)	Interest income includes fees on loans of $64 and $46 for the three months ended June 30, 2010 and 2009, respectively.

          Net interest income increased $577 thousand, 20.0%, from $3.0 million in 2009 to $3.6 million in 2010. Of the $577 thousand growth in net interest income, $410 thousand was due to the growth in loans and investments. Funding the growth in loans and investments were time deposits which increased interest expense of $388 thousand; however, deposit rates were reduced 39 basis points from the comparable period resulting in an interest expense reduction of $378 thousand.

          Now that the Federal Reserve has effectively established a zero interest rate policy, going forward we would expect there to be less impact on net interest earnings due to interest rate reductions. In managing the net interest margin, the Banks have been emphasizing originating loans with interest rate floors of approximately 6%. Further, the Banks are aggressively reducing their costs of funds and striving to lengthen deposit maturities at these lower rates. With these initiatives, it is anticipated that net interest earnings will improve in the short term. If interest rates begin to rise, the impact on net interest income will depend on the Banks’ ability to hold down deposit rates until market rates increase to the point when variable rate loans with interest rate floors start re-pricing.

          The following table sets forth certain information regarding changes in our interest income and interest expense for the quarter ended June 30, 2010 compared to the quarter ended June 30, 2009. For each category of interest earning assets and interest-bearing liabilities, information is provided on changes attributable to changes in interest rate and changes in the volume. Changes in both volume and rate have been allocated based on the proportionate absolute changes in each category.

RATE VOLUME ANALYSIS

(Dollars in thousands)	Three months ended June 30, 2010 and 2009

		Due to average
	Total
	Change	Volume	Rate

Interest earning assets
Loans, net	$427	$362	$65
Investment securities	65	46	19
Federal funds sold	6	3	3
Other	(2)	(1)	(1)

Total	$496	$410	$86

Interest bearing liabilities
Savings, NOW, money market	$(267)	$(87)	$(180)
Certificates of deposit	191	388	(197)
Short term borrowings	(5)	(4)	(1)

Total	$(81)	$297	$(378)

Changes in net interest income	$577	$113	$464

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

          The loan loss provision was $3.6 million for the three months ended June 30, 2010 compared to $423 thousand for the same period in 2009 representing an allowance of 2.37% of total loans at June 30, 2010. The increase in the loan loss provision was primarily due to impairment on three commercial real estate loans totaling $14.0 million which were deemed impaired in the three months ended June 30, 2010.

Non interest Income

          Following is a schedule of non interest income:

	Three months ended June 30,

(Dollars in thousands)	2010	2009

Service charges on deposit accounts	$103	$92
Cash surrender value – life insurance	92	65
Loan fee income	5	15
Other	72	68
Gain on sale of securities	10	—

Totals	$282	$240

          Non interest income excluding the gain on sale of securities increased $32 thousand or 13.3% due to growth in deposit fees and the cash surrender value of Bank owned life insurance. The growth in deposit fees reflects the organic growth in deposits. It is expected that as our loans and deposits increase in the future, these fees will show a proportionate increase. The addition of Bank owned life insurance in mid year 2009 produced $92 thousand of cash surrender value for the three months ended June 30, 2010 up from $65 thousand in the same period 2009.

          Non interest Expense

          Following is a schedule of non interest expenses:

	For the three months ended June 30,

(Dollars in thousands)	2010	2009

Salaries and employee benefits	$1,761	$1,736
Occupancy and equipment expense	828	709
FDIC insurance	212	376
Data processing	259	212
Other real estate expense	78	19
Professional fees	249	90
Credit and collection expenses	66	103
Telephone and communications	58	42
Core deposit intangible amortization	48	48
Operating loss (recovery)	(70)	570
Other	136	300

Totals	$3,625	$4,205

          Total noninterest expense of $3.6 million during the three months ended June 30, 2010 decreased $580 thousand or 13.8% from the same period in 2009. In the second quarter of 2009, $570 thousand was accrued for a probable loss associated with a customer fraud. In 2010, a settlement was reached related to the fraud and $380 thousand was recovered in the first quarter of 2010 and $70 thousand was recovered in the second quarter of 2010. It is anticipated the remaining $120 thousand will be recovered during the second half of 2010. FDIC insurance premiums declined $164 thousand primarily representing a special one-time insurance assessment of $194 thousand in 2009. Professional fees increased $159 thousand related to compliance costs.

           It is anticipated that operating expenses will show modest increases in future periods generally associated with increased loan and deposit volumes.

          Income Taxes

          We file consolidated tax returns. Having incurred operating losses since our inception in 2006, we have accumulated a net tax benefit over the past four years. We have recorded a valuation allowance to partially offset the deferred tax assets associated with the net operating loss carry forwards generated by our net losses. Management will continue to monitor the deferred tax assets, and will determine whether we will require an additional valuation allowance, or if we experience net income, whether we will need to reverse any remaining valuation allowance. We did not recognize an income tax benefit for the quarters ended June 30, 2010 and 2009.

Six Months Ended June 30, 2010 Compared to the Six months Ended June 30, 2009

CONDENSED SUMMARY OF EARNINGS

	For the six months ended June 30,

(Dollars in thousands, except per share data)	2010	2009

Interest income	$10,304	$9,104
Interest expense	3,175	3,370

Net interest income	7,129	5,734
Provision for loan losses	3,823	738
Noninterest income	575	636
Noninterest expense	6,954	7,690

Income before income taxes	(3,073)	(2,058)
Income tax benefit	—	—

Net loss	$(3,073)	$(2,058)

Basic net loss per share	$(0.50)	$(0.33)

Diluted net loss per share	$(0.50)	$(0.33)

Selected operating ratios
Return on average assets	(1.29)%	(.94)%
Return on average equity	(12.14)%	(6.87)%
Dividend payout ratio	N/A	N/A
Equity to assets ratio	9.88%	10.81%

          The net loss for the six months ended June 30, 2010 was $3.1 million compared to a loss of $2.1 million for the same period in 2009.

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

          Net Interest Income

          The following table reflects the components of net interest income, setting forth for the six month periods ended June 30, 2010 and 2009 presented, (1) average assets, liabilities and shareholders’ equity, (2) interest income earned on interest-earning assets and interest paid on interest-bearing liabilities, (3) average yields earned on interest-earning assets and average rates paid on interest-bearing liabilities, (4) our net interest spread (i.e., the average yield on interest-earning assets less the average rate on interest-bearing liabilities) and (5) our net interest margin (i.e., the net yield on interest earning assets):

AVERAGE BALANCES AND INTEREST RATES

(Dollars in thousands)	Six months ended June 30,

	2010			2009

	Average balance	Interest	Rate	Average balance	Interest	Rate

Assets
Loans, net(1)(2)	$338,833	$9,019	5.37%	$307,311	$7,996	5.25%
Investment securities	85,329	1,268	2.97	67,147	1,043	3.13
Federal funds sold	17,368	17	0.20	16,799	15	0.17
Deposits at interest with banks	100	—	—	2,825	50	3.63

Total earning assets	441,630	10,304	4.71%	394,082	9,104	4.66%

Other assets	36,964			43,310

Total assets	$478,594			$437,392

Liabilities
Savings, NOW and money market	$173,524	$1,105	1.28%	$188,126	$1,566	1.68%
Time deposits	174,495	1,967	2.27	120,947	1,692	2.82

Total interest bearing deposits	348,019	3,072	1.78	309,073	3,258	2.13
Short term borrowings	7,040	103	2.95	6,772	112	3.33

Total interest bearing liabilities	355,059	3,175	1.80%	315,845	3,370	2.15%

Noninterest bearing deposits	70,563			58,631
Other liabilities	1,934			2,579

Total liabilities	427,556			377,234

Total shareholders’ equity	51,038			60,158

Total liabilities and equity	$478,594			$437,392

Interest rate spread			2.91%			2.51%

Net interest income		$7,129			$5,734

Net interest margin			3.26%			2.93%

(1)	Average balances include non-accrual loans and are net of unearned loan fees of $253 and $236 at June 30, 2010 and 2009, respectively.

(2)	Interest income includes fees on loans of $116 and $42 in the six months ended June 30, 2010 and 2009, respectively.

          Net interest income increased $1.4 million or 24.5% from $5.7 million in 2009 to $7.1 million in 2010 principally due to organic growth in loans and deposits over the 12 month period and lower rates on deposits. During 2010 and 2009, the Banks have emphasized originating loans with interest rate floors of approximately six percent. Further, the Banks are aggressively reducing their costs of funds and striving to lengthen deposit maturities at these lower rates. With these initiatives, it is anticipated that net interest earnings will improve in the short term. If interest rates begin to rise, the impact on net interest income will depend on the Banks’ ability to hold down deposit rates until market rates increase to the point loans with interest rates floor start re-pricing.

          The following table sets forth certain information regarding changes in our interest income and interest expense for the quarter ended June 30, 2010 compared to the quarter ended June 30, 2009. For each category of interest earning assets and interest-bearing liabilities, information is provided on changes attributable to changes in interest rate and changes in the volume. Changes in both volume and rate have been allocated based on the proportionate absolute changes in each category.

RATE VOLUME ANALYSIS

(Dollars in thousands)	Six months ended June 30, 2010 and 2009

	Total Change	Due To Average

		Volume	Rate

Interest earning assets
Loans, net	$1,023	$819	$204
Investment securities	225	281	(56)
Federal funds sold	2	1	1
Other	(50)	(48)	(2)

Total	$1,200	$1,053	$147

Interest bearing liabilities
Savings, NOW, money market	$(461)	$(122)	$(339)
Time deposits	275	748	(473)
Short term borrowings	(9)	5	(14)

Total	$(195)	$631	$(826)

Changes in net interest income	$1,395	$422	$973

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

          The loan loss provision was $3.8 million for the six months ended June 30, 2010 compared to $738 thousand for the same period in 2009 representing an allowance of 2.37% of total loans at June 30, 2010. The increase in the loan loss provision was primarily due to impairment on three commercial real estate loans totaling $14.0 million which were deemed impaired in the six months ended June 30, 2010.

          Non Interest Income

          Following is a schedule of non interest income:

	Six months ended June 30,

(Dollars in thousands)	2010	2009

Service charges on deposit accounts	$220	$177
Cash surrender value – life insurance	204	182
Loan fee income	22	21
Other	116	71
Gain on sale of securities	13	185

Totals	$575	$636

          Non interest income, excluding gains on sales of securities, increased $111 thousand from 2009. Deposit fees increased $43 thousand reflecting growth in deposit accounts. Non interest income includes Bank owned life insurance which increased to $204 thousand for the six months ended June 30, 2010 from $182 thousand in the same period in 2009.

          Non Interest Expense

          Following is a schedule of non interest expense:

	Six months ended June 30,

(Dollars in thousands)	2010	2009

Salaries and employee benefits	$3,490	$3,593
Occupancy and equipment expense	1,631	1,438
FDIC insurance	427	507
Data processing	472	409
Other real estate expense	243	38
Professional fees	347	178
Credit and collection expenses	141	165
Telephone and communications	113	105
Core deposit intangible amortization	96	96
Operating loss (recovery)	(450)	570
Other	444	591

Totals	$6,954	$7,690

          Total non interest expense of $7.0 million during the six months ended June 30, 2010 decreased $736 thousand or 9.6% from the same period in 2009. In 2009, $570 thousand was accrued for a probable loss associated with a customer fraud. In 2010, a settlement was reached and $450 thousand was recovered in the first half of 2010. It is anticipated the remaining $120 thousand will be recovered during the remainder of 2010. For the six months ended June 30, 2010, personnel costs decreased $103 thousand due to reductions in our workforce in 2009. Occupancy expenses increased $193 thousand primarily due to a new branch opened in the fourth quarter of 2009. Other real estate expenses increased $205 thousand primarily due to write downs of properties to fair value. Professional fees increased $169 thousand related to compliance costs.

          Income Taxes

          We file consolidated tax returns. Having incurred annual operating losses since our inception in 2006, we have accumulated a net tax benefit over the past four years. We have recorded a valuation allowance to partially offset the deferred tax assets associated with the net operating loss carry forwards generated by our net losses. Management will continue to monitor the deferred tax assets, and will determine whether we will require an additional valuation allowance, or if we experience net income, whether we will need to reverse any remaining valuation allowance. We did not recognize an income tax benefit for the six months ended June 30, 2010 and 2009.

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

          Interest rate risk is comprised of re-pricing risk, basis risk, yield curve risk, and options risk. Repricing risk arises from differences in the cash flow or repricing between asset and liability portfolios. Basis risk arises when asset and liability portfolios are related to different market rate indexes, which do not always change by the same amount. Yield curve risk arises when asset and liability portfolios are related to different maturities on a given yield curve; when the yield curve changes shape, the risk position is altered. Options risk arises from “embedded options” within asset and liability products as certain borrowers have the option to prepay their loans when rates fall while certain depositors can redeem their certificates of deposit early when rates rise.

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

          Gap analysis of EVE is a static measure that does not incorporate assumptions regarding future business. Gap analysis, while a helpful diagnostic tool, displays cash flows for only a single rate environment. EVE’s long-term horizon helps identify changes in optionality and longer-term positions. However, EVE’s liquidation perspective does not translate into the earnings-based measures that are the focus of managing and valuing a going concern. Net interest income simulations explicitly measure the exposure to earnings from changes in market rates of interest. Our current financial position is combined with assumptions regarding future business to calculate net interest income under various hypothetical rate scenarios. Each Banks’ ALCO reviews earnings simulations over the ensuing 12 months under various interest rate scenarios. Reviewing these various measures provides us with a reasonably comprehensive view of our interest rate risk profile.

          The following gap analysis compares the difference between the amount of interest earning assets (“IEA”) and interest bearing liabilities (“IBL”) subject to repricing over a period of time. A ratio of more than one indicates a higher level of repricing assets over repricing liabilities for the time period. Conversely, a ratio of less than one indicates a higher level of repricing liabilities over repricing assets for the time period. It is the Banks’ policy to maintain a cumulative one year gap of +/- 10% and a ratio of IEA/IBL of 0.80 to 1.20. At June 30, 2010, we were within our policy limits.

GAP ANALYSIS

(Dollars in thousands)	Within 3 months	4 To 6 months	7 To 12 months	Total 1 year

Interest earning assets (IEA)

Loans	$197,113	$8,818	$13,054	$218,985
Investment securities	44,428	18,284	4,034	66,746
Federal funds sold	41,479	—	—	41,479

Total	$283,020	$27,102	$17,088	$327,210

Interest bearing liabilities (IBL)

Savings, NOW, money market	$170,674	$—	$—	$170,674
Time deposits	47,716	13,061	42,847	103,624
Short term borrowings	6,766	—	—	6,766

Total	$225,156	$13,061	$42,847	$281,064

Period Gap	57,864	14,041	(25,759)	$46,146

Cumulative Gap	$57,864	$71,905	$46,146

Cumulative Gap / Total Assets	11.9%	14.7%	9.5%
IEA / IBL (Cumulative)	126%	130%	116%

Financial Condition

          Lending Activity

          The loan portfolio consists principally of loans to individuals and small- and medium-sized businesses within our primary market area of Central Florida. The table below shows our loan portfolio composition:

LOAN PORTFOLIO COMPOSITION

(Dollars in Thousands)	June 30, 2010	December 31, 2009

Commercial	$46,060	$48,565
Commercial real estate	255,320	253,177
Residential mortgage	14,478	14,368
Consumer loans	19,409	20,893

Total loans	335,267	337,003
Allowance for loan losses	(7,944)	(9,038)
Net deferred fees	(232)	(279)

Loans, Net	$327,091	$327,686

          Total loans decreased by $1.7 million during the first six months of 2010 reflecting $3.5 million of new loan originations net of loans paid down and loans paid off, $363 thousand transferred to other real estate owned and $5.0 million of charge-offs.

          Non-Performing Assets

          Non-performing assets include non-accrual loans, non-performing restructured loans, other real estate owned and repossessed property. Non-accrual loans represent loans on which interest accruals have been discontinued. Restructured loans are loans in which the borrower has been granted a concession on the interest rate or the original repayment terms due to financial distress. Other real estate owned is comprised principally of real estate properties obtained in partial or total loan satisfactions and is included in other assets at its estimated fair value less selling costs.

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

          Non-performing assets increased approximately $7.1 million as of June 30, 2010 compared to December 31, 2009 due to a net increase of $7.8 million in non-performing restructured loans. In some instances, we restructure loans for borrowers experiencing lower cash flows due to the struggling economy. The increase in non-performing restructured loans during the first half of 2010 was primarily due to one $6.5 million commercial real estate loan.

NON-PERFORMING ASSETS

(Dollars in Thousands)	June 30, 2010	December 31, 2009

Non-accrual loans	$3,080	$3,105
Non-performing restructured loans	14,293	6,476

Total non-performing loans	17,373	9,581
Other real estate owned	2,215	3,023
Repossessed property	90	—

Total non-performing assets	$19,678	$12,604

Non-performing loans as a percentage of total loans	5.2%	2.8%
Non-performing assets as a percentage of total assets	4.0%	2.7%

Past Due 90 or more days and still accruing	—	—

          In the six months ended June 30, 2010, interest income not recognized on non-accrual loans (but would have been recognized if the loans were current) was approximately $54 thousand.

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

          During the first six months of 2010, we had net charge-offs of approximately $4.9 million representing 2.93% of year to date average loans. Further, as disclosed in Note 3 of the Consolidated Financial Statements, management added approximately $3.8 million to the allowance for loan losses through the loan loss provision, bringing the total allowance to a level of approximately $7.9 million or 2.37% of total loans outstanding at June 30, 2010. Management evaluates the adequacy of the allowance at least quarterly, and in doing so relies on various factors including, but not limited to, assessment of potential loss, delinquency and non-accrual trends, portfolio growth, underlying collateral coverage and current economic conditions. This evaluation is subjective and requires material estimates that may change over time.

          There are no residential mortgage loan concentrations in the loan portfolio. The majority of the charge-offs and impaired loans experienced in the first six months of 2010 were in the commercial real estate loan portfolio which represents 76.2% of gross loans. These types of loans are all within our general market areas and are made on terms typically at 80% loan to value. These real estate collateral dependent loans generally require an updated appraisal at least annually using a Board of Directors approved appraisal firm. In the event of a collateral shortfall following an appraisal update, the borrower is contacted to provide additional collateral or reduce the outstanding loan balance. Subsequent to these actions, if there is concern that the loan may not be collectable as originally documented, an evaluation is performed utilizing the guidance documented in the FASB’s guidance for Accounting by Creditors for Impairment of a Loan and reserves are provided to offset any shortfalls in collectability. At June 30, 2010, there were two loans 30 to 89 days past due in the commercial real estate portfolio.

          The following is a summary of information pertaining to impaired loans:

	June 30, 2010	December 31, 2009

Impaired loans without a valuation allowance	$26,453	$13,959
Impaired loans with a valuation allowance	14,886	12,769

Total impaired loans	$41,339	$26,728

Valuation allowance related to impaired loans	$2,359	$3,206

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

          As of June 30, 2010, securities totaling $65.8 million and $10.2 million were classified as available for sale and held to maturity, respectively. During the six months ended June 30, 2010, securities available for sale decreased by $16.0 million as we used proceeds from called securities to increase cash balances in anticipation of new loan originations and to re-balance our deposit mix by reducing time deposit scheduled to mature in the third quarter of 2010. Securities held to maturity decreased $2.1 million from December 31, 2009 due to one security being called.

          Deposits and Short-Term Borrowings

          As a bank holding company, our primary source of funds is deposits. Those deposits are provided by businesses, municipalities, and individuals located within the markets served by our subsidiaries. In addition, we accept a limited amount of brokered deposits.

          Total deposits increased $24.4 million to $431.1 million at June 30, 2010, compared to December 31, 2009. Non-interest bearing demand deposits increased $15.9 million due to $5.9 million in organic growth and higher balances held by small businesses. In addition, a municipality temporarily deposited $10.0 million in the second quarter which was subsequently withdrawn in the third quarter. Time deposits increased $12.1 million as depositors sought safety and the yield of time deposits.

          Short-term borrowings, made up of federal funds purchased, and other short-term borrowings, decreased by $1.0 million at June 30, 2010 compared to a balance of $7.8 million at December 31, 2009. This decrease is the result of a reduction in short term funding needs due to growth in deposit funding sources. As of June 30, 2010, total short-term borrowings were approximately14.0% of our total shareholders’ equity.

Liquidity

          Our goal in liquidity management is to satisfy the cash flow requirements of depositors and borrowers as well as our operating cash needs with cost-effective funding. Our Board of Directors has established an Asset/Liability Policy in order to achieve and maintain earnings performance consistent with long-term goals while maintaining acceptable levels of interest rate risk, a “well-capitalized” balance sheet, and adequate levels of liquidity. This policy designates each Bank’s ALCO as the body responsible for meeting these objectives. Each ALCO, which includes members of executive management, reviews liquidity on a periodic basis and approves significant changes in strategies that affect balance sheet or cash flow positions.

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

          Operating Activities

          Cash flows from operating activities primarily include net income (loss), adjusted for items that did not impact cash. Net cash provided by operating activities was $1.7 million for the six months ended June 30, 2010 an increase of $1.3 million from $400 thousand net cash used in operating activities for the same period last year. The increase was primarily due to our net income for the six months ended June 30, 2010.

          Investing Activities

          Cash used in investing activities reflects the impact of loans and investments acquired for our interest-earning asset portfolios, as well as cash flows from asset sales and the impact of acquisitions. For the six months ended June 30, 2010, we had net cash provided by investing activities of $16.0 million, compared to $58.8 million net cash used in investing activities for the same period in 2009. The change in cash flows from investing activities was primarily due to an increase of $40.8 million from maturities and calls on securities, and $33.3 million from slower loan growth.

          Financing Activities

          Cash flows from financing activities include transactions and events whereby cash is obtained from depositors, creditors or investors. For the six months ended June 30, 2010, we had net cash flows provided by financing activities of $23.5 million, compared to $58.5 million for the six months ended June 30, 2009. The change in cash flows from financing activities was primarily due to lower deposit growth.

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

          For a foreseeable period of time, our principal source of cash revenues will be dividends paid by the Banks to us with respect to their common stock. There are certain restrictions on the payment of these dividends imposed by federal and state banking laws, regulations and authorities.

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

          At June 30, 2010, we had $52.0 million in commitments to extend credit. Commitments to extend credit are agreements to lend to a customer so long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

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

          Income Taxes

          We account for income taxes according to the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using the enacted tax rates applicable to taxable income for the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation reserves are established against certain deferred tax assets when it is more likely than not that the deferred tax assets will not be realized. Increases or decreases in the valuation reserve are charged or credited to the income tax provision.

          We recognize a benefit from its tax positions only if it is more-likely-than-not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information.

          The periods subject to examination for our federal returns are the tax years subsequent to 2006. The periods subject to examination for our significant state return, which is Florida, are the tax years subsequent to 2006. We believe our income tax filing positions and deductions will be sustained upon examination and does not anticipate any adjustments that will result in a material change in its financial statements. As a result, no reserve for uncertain income tax positions has been recorded.

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

Evaluation of Disclosure Controls and Procedures

          As of June 30, 2010, the end of the period covered by this Form 10-Q, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that as of June 30, 2010, the end of the period covered by this Form 10-Q, we maintained effective disclosure controls and procedures.

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

          In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2009 Annual Report on Form 10-K, as updated in our subsequent quarterly reports.. The risks described in our 2009 Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. There have been no material changes in our risk factors from those disclosed in our 2009 Annual Report on Form 10-K except for the following:

The Dodd-Frank Wall Street Reform Wall Street and Consumer Protection Act of 2010 will have a significant impact on our business and operations and will substantially increase our cost of doing business which could have a material adverse effect on our results of operations and financial condition.

          On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), was signed into law. The Dodd-Frank Act represents a comprehensive overhaul of the financial services industry within the United States, establishes the new federal Bureau of Consumer Financial Protection (the “BCFP”), and will require the BCFP and other federal agencies to implement many new and significant rules and regulations. At this time, it is difficult to predict the extent to which the Dodd-Frank Act or the resulting rules and regulations will impact the Company’s business. Compliance with these new laws and regulations will likely result in additional costs, which could be significant, and could adversely impact the Company’s results of operations, financial condition or liquidity.

          Our management is reviewing the provisions of the Dodd-Frank Act and assessing its probable impact on our business, financial condition, and results of operations of the Company.

Item 2.	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

          The following table contains information about all purchases made by or on behalf of us or any affiliated purchaser (as defined in Rule 10b-18(a)(3) under the Exchange Act) of shares or other units of any class of our equity securities that is registered pursuant to Section 12 of the Exchange Act.

Period	Total number of shares purchased		Average price paid per share	Total number of shares purchased as part of our share repurchase program (1)	Maximum Number of shares that may yet be purchased under our share repurchase program

April 1, 2010 to April 30, 2010	—		—	—	—
May 1, 2010 to May 31, 2010	—		—	—	—
June 1, 2010 to June 30, 2010	6,000	(1)	$9.00	—	—

Total	6,000		$9.00	—	—

(1)	The shares were purchased from Floridian Bank and Orange Bank after the banks foreclosed on a loan collateralized by our common stock.

Item 6.	Exhibits

(A)	Exhibits

10.1

Contract for sale and purchase made and entered into as of June 30, 2010 by and between First Team Clermont OB, LLC, a Florida limited liability company and Orange Bank of Florida, a Florida corporation

31.1	Certification of CEO Pursuant to Securities Exchange Act Rule 13a-14(a) / 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO Pursuant to Securities Exchange Act Rule 13a-14(a) / 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Under Section 906 of the Sarbanes-Oxley Act of 2002.

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

Michael V. Kearney
Executive Vice President and Chief Financial Officer
(Mr. Kearney is the Principal Financial Officer and has been duly authorized to sign on behalf of the Registrant)

Date: August 13, 2010

Exhibit Index

10.1

Contract for sale and purchase made and entered into as of June 30, 2010 by and between FIRST TEAM CLERMONT OB, LLC, a Florida limited liability company (“Seller”) and ORANGE BANK OF FLORIDA, a Florida corporation (“Buyer”)

31.1	Certification of CEO Pursuant to Securities Exchange Act Rule 13a-14(a) / 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO Pursuant to Securities Exchange Act Rule 13a-14(a) / 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Under Section 906 of the Sarbanes-Oxley Act of 2002.