Form 10-Q
period 2010-09-30
FLORIDIAN FINANCIAL GROUP INC
filed 2010-11-15
CIK 1349593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2010

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
Yes ☐ No ☒

At October 31, 2010, 6,202,321 shares of the Registrant’s Common Stock, $5.00 par value, were outstanding.

FLORIDIAN FINANCIAL GROUP, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED SEPTEMBER 30, 2010

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

          Our ability to achieve our financial objectives could be adversely affected by the factors discussed in detail in Part I, Item 2., “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and Part II, Item 1A., “Risk Factors” in this Quarterly Report on Form 10-Q, the following sections of our Annual Report on Form 10-K for the year ended December 31, 2009 (the “Annual Report”): (a) “Introductory Note” in Part I, Item 1. “Business,” (b) “Risk Factors” in Part I, Item 1A. as updated in our subsequent quarterly reports on Form 10-Q; and (c) “Introduction” in Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in Part II, Item 7, as well as:

▪	legislative or regulatory changes;

▪	the strength of the United States economy in general and the strength of the local economies in which we conduct operations;

▪	the accuracy of our financial statement estimates and assumptions, including our allowance for loan losses;

▪	the effects of the health and soundness of other financial institutions, including the FDIC’s need to increase Deposit Insurance Fund assessments;

▪	the loss of our key personnel;

▪	our need and our ability to incur additional debt or equity financing;

▪	our ability to execute our growth strategy through expansion;

▪	inflation, interest rate, market and monetary fluctuations;

▪	the effects of our lack of a diversified loan portfolio, including the risk of geographic concentration;

▪	the frequency and magnitude of foreclosure of our loans;

▪	our customers’ willingness and ability to make timely payments on their loans;

▪	fluctuations in collateral values;

▪	effect of changes in the stock market and other capital markets;

▪	the effects of harsh weather conditions, including hurricanes;

▪	the effects of man-made disasters including the BP plc oil spill in the Gulf of Mexico;

▪	our ability to comply with the extensive laws and regulations to which we are subject;

▪	our customers’ perception of the safety of their deposits at the banks;

▪	changes in the securities and real estate markets;

▪	increased competition and its effect on pricing;

▪	technological changes;

▪	changes in monetary and fiscal policies of the U.S. Government;

▪	the effects of security breaches and computer viruses that may affect our computer systems;

▪	changes in consumer spending and saving habits;

▪	changes in accounting principles, policies, practices or guidelines;

▪	effect of government’s action to the financial market crisis, including the possible nationalization of certain financial institutions;

▪	anti-takeover provisions under federal and state law as well as our Articles of Incorporation and our Bylaws;

▪	other risks described from time to time in our filings with the SEC; and

▪	our ability to manage the risks involved in the foregoing.

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

Floridian Financial Group, Inc., and Subsidiaries

Condensed Consolidated Balance Sheets
September 30, 2010 and December 31, 2009 (Unaudited)
(Dollars in thousands, except per share amounts)

	September 30, 2010	December 31, 2009

Assets
Cash and due from banks	$11,207	$7,743
Federal funds sold	62,178	550

Total cash and cash equivalents	73,385	8,293
Securities available for sale	29,536	81,707
Securities held to maturity (Fair value of $10,399 at September 30, 2010 and $12,266 at December 31, 2009)	10,119	12,259
Other investments	206	42
Loans, net of allowance for loan losses of $9,524 and $9,038 at September 30, 2010 and December 31, 2009, respectively	324,423	327,686
Property and equipment, net	14,555	15,250
Intangible assets	1,941	2,085
Deferred income taxes	187	275
Other real estate owned	1,841	3,023
Other assets	15,543	16,277

Total assets	$471,736	$466,897

Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Noninterest-bearing demand	$77,618	$67,594
Savings, NOW and money market	183,363	174,238
Time deposits under $100	92,374	92,999
Time deposits of $100 or more	64,581	71,821

Total deposits	417,936	406,652
Short-term borrowings	6,764	7,805
Other liabilities	1,790	1,957

Total liabilities	426,490	416,414

Shareholders’ Equity
Preferred stock, $5 par value, 1,000,000 shares authorized; none outstanding	—	—
Common stock, $5 par value, 100,000,000 shares authorized; 6,202,321 and 6,193,846 shares issued and outstanding in 2010 and 2009, respectively	31,006	30,969
Additional paid-in capital	38,084	37,793
Retained deficit	(23,965)	(18,133)
Accumulated other comprehensive income (loss)	121	(146)

Total shareholders’ equity	45,246	50,483

Total liabilities and shareholders’ equity	$471,736	$466,897

See Notes to Unaudited Condensed Consolidated Financial Statements.

Floridian Financial Group, Inc. and Subsidiaries

Consolidated Statements of Operations (Unaudited)
For the Periods Ended September 30, 2010 and 2009
(Dollars in thousands)

	For the three months ended September 30,		For the nine months ended September 30,

	2010	2009	2010	2009

Interest income:
Interest and fees on loans	$4,280	$4,379	$13,299	$12,375
Interest on securities	539	474	1,807	1,517
Interest on federal funds sold	28	26	45	41
Other interest	—	1	—	51

Total interest income	4,847	4,880	15,151	13,984

Interest expense:
Interest on deposits	1,313	1,758	4,385	5,016
Other interest	47	49	150	161

Total interest expense	1,360	1,807	4,535	5,177

Net interest income	3,487	3,073	10,616	8,807
Provision for loan losses	2,603	4,687	6,426	5,425

Net interest income (expense) after provision for loan losses	884	(1,614)	4,190	3,382

Noninterest income:
Other noninterest income	313	306	882	757
Gain on sale of securities	—	21	13	206

Total noninterest income	313	327	895	963

Noninterest expense:
Salaries and employee benefits	1,753	2,233	5,243	5,826
Occupancy and equipment expenses	899	892	2,530	2,330
FDIC insurance	176	270	603	777
Data processing	271	249	743	658
Other real estate expense	340	165	590	203
Professional fees	221	261	568	439
Credit and collection expense	120	239	261	404
Telephone and communications	67	87	180	192
Core deposit intangible amortization	48	48	144	144
Operating loss (recovery)	(60)	—	(510)	570
Other operating expenses	121	86	565	677

Total noninterest expense	3,956	4,530	10,917	12,220

Income (loss) before income taxes	(2,759)	(5,817)	(5,832)	(7,875)
Income tax benefit	—	—	—	—

Net income (loss)	$(2,759)	$(5,817)	$(5,832)	$(7,875)

Basic net income (loss) per share	$(0.44)	$(0.94)	$(0.94)	$(1.28)

Diluted net income (loss) per share	$(0.44)	$(0.94)	$(0.94)	$(1.28)

Average basic shares outstanding	6,201,609	6,186,435	6,200,797	6,177,629
Average diluted shares outstanding	6,201,609	6,186,435	6,200,797	6,177,629

See Notes to Unaudited Consolidated Financial Statements

Floridian Financial Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Shareholders’ Equity
For the Nine Months Ended September 30, 2010 and 2009 (Unaudited)
(Dollars in thousands, except per share amounts)

	Common Stock Par Value	Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity

Balance at December 31, 2008	$30,786	$36,983	$(7,316)	$261	$60,714
Comprehensive loss:
Net loss	—	—	(7,875)	—	(7,875)
Change in unrealized gain on securities available for sale, net of income tax	—	—	—	(442)
Less reclassification adjustment for gains included in net income, net of taxes of $0				206

Net unrealized loss				(236)	(236)

Total comprehensive loss					(8,111)
Sale of 13,714 shares of common stock to employee benefit plan	68	55	—	—	123
Share-based compensation	—	322	—	—	322
Share-based compensation in acquisition, net of registration expense of	—	234	—	—	234
Exercise of 6,450 stock options	32	32	—	—	64
Sale of 7,616 shares of common stock for employee stock purchase plan	38	57	—	—	95
Issuance of 5,290 shares of common stock for director fees	27	35	—	—	62

Balance at September 30, 2009	$30,951	$37,718	$(15,191)	$25	$53,503

Balance at December 31, 2009	$30,969	$37,793	$(18,133)	$(146)	$50,483
Comprehensive income(loss):
Net loss	—	—	(5,832)	—	(5,832)
Change in unrealized gain on securities available for sale, net of income tax	—	—	—	280
Less reclassification adjustment for gains included in net loss, net of taxes of $0				13

Net unrealized gain				267	267

Total comprehensive income					(5,565)
Sale of 6,437 shares of common stock to employee benefit plan	32	22	—	—	54
Share-based compensation	—	240	—	—	240
Sale of 4,727 shares of common stock for employee stock purchase plan	24	35	—	—	59
Issuance of 2,300 shares of common stock for director fees	11	18	—	—	29
Retirement of 6,000 shares of common stock	(30)	(24)	—	—	(54)

Balance at September 30, 2010	$31,006	$38,084	$(23,965)	$121	$45,246

See Notes to Unaudited Condensed Consolidated Financial Statements

Floridian Financial Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)
For the Nine Months Ended September 30, 2010 and 2009
(Dollars in thousands)

	For the nine months ended

	September 30, 2010	September 30, 2009

Cash Flows From Operating Activities
Net loss	$(5,832)	$(7,875)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for loan losses	6,426	5,425
Impairment of other real estate owned, net	392	—
Depreciation and amortization	952	867
Net accretion of securities	68	564
Share-based compensation	269	556
Realized gain on sales of available-for-sale securities	(13)	(206)
Increase in cash surrender value of bank owned life insurance	(304)	(350)
Increase (decrease) in accrued interest receivable	340	(110)
Increase (decrease) in accrued interest payable	(57)	3
Other	558	130

Net cash provided by (used in) operating activities	2,799	(996)

Cash Flows From Investing Activities
Purchases of securities available for sale	(70,677)	(120,294)
Maturities, sales and calls on securities available for sale	123,217	77,996
Calls on securities held to maturity	2,000	—
Net increase in loans	(3,602)	(51,557)
Purchases of property and equipment, net	(113)	(612)
Net increase (decrease) in other investments	(94)	21
Proceeds from sale of other real estate owned	1,206	719

Net cash provided by (used in) investing activities	51,937	(93,727)

Cash Flows From Financing Activities
Net increase in deposits	11,284	125,643
Net decrease in short-term borrowings	(1,041)	(11,722)
Proceeds from sale of stock	113	344

Net cash provided by financing activities	10,356	114,265

Net increase in cash and cash equivalents	65,092	19,542
Cash and cash equivalents
Beginning of period	8,293	17,753

End of period	$73,385	$37,295

(continued)

Floridian Financial Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited) (continued)
For the Nine Months Ended September 30, 2010 and 2009
(Dollars in thousands)

Supplemental Disclosures of Cash Flow Information and noncash transactions

	For the nine months ended

	September 30, 2010	September 30, 2009

Interest paid	$5,234	$5,178

Income taxes paid	$—	$—

Loans transferred to other real estate owned	$416	$3,543

Retirement of treasury stock	$54	$—

See Notes to Unaudited Condensed Consolidated Financial Statements

Floridian Financial Group, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except per share amounts)

Note 1.               Nature of Business and Summary of Significant Accounting Policies

Nature of business: Floridian Financial Group, Inc. (the “Company”), a Florida corporation, is a registered bank holding company formed to organize and own 100% of its subsidiary banks, Floridian Bank and Orange Bank of Florida (“Orange Bank” and together with Floridian Bank, the “Banks”). The Company was incorporated in 2005, and became operational as a bank holding company once Floridian Bank opened. Floridian Bank is a state-chartered, federally-insured full service commercial banking institution and presently conducts business from its headquarters and main office in Daytona Beach and branch offices in Ormond Beach, Palm Coast and Port Orange, Florida. Orange Bank of Florida is a state-chartered, federally-insured full service commercial banking institution with its headquarters in Orlando, Florida. The Company operates from its main office and branch offices in the Orlando area, Crystal River and Lake County, Florida. The Company also has an equity interest in Floridian Financial Mortgage, LLC, which conducts mortgage banking operations throughout the Banks’ market areas.

Basis of Financial Statement Presentation: The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its Banks. Significant intercompany accounts and transactions have been eliminated in consolidation. The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America and general practices within the financial services industry. The accompanying interim period adjustments, which are necessary for a fair presentation of the consolidated financial statements, have been included. The results of operations for the nine months ended September 30, 2010 are not necessarily indicative of the results which may be expected for the year as a whole or any other interim period. The interim period consolidated financial statements and financial information included in this Form 10-Q should be read in conjunction with the notes to the consolidated financial statements included in the Company’s 2009 Form 10-K.

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

Note 2.               Securities

The amortized cost and estimated fair value of securities with gross unrealized gains and losses follows:

	September 30, 2010

(Dollars in Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Securities Available for Sale
Debt Securities:
U.S. Government and federal agencies	$29,415	$130	$9	$29,536

Total securities available for sale	$29,415	$130	$9	$29,536

Securities Held to Maturity
Debt Securities:
U.S. Government and federal agencies	$10,119	$280	$—	$10,399

Total securities held to maturity	$10,119	$280	$—	$10,399

	December 31, 2009

Securities Available for Sale
Debt Securities:
U.S. Government and federal agencies	$81,942	$60	$295	$81,707

Total securities available for sale	$81,942	$60	$295	$81,707

Securities Held to Maturity
Debt Securities:
U.S. Government and federal agencies	$12,259	$41	$34	$12,266

Total securities held to maturity	$12,259	$41	$34	$12,266

Floridian Financial Group, Inc.

Note 2. Securities (continued).

At September 30, 2010 and December 31, 2009, U.S. Government obligations with a carrying value of $16.7 million and $21.3 million, respectively, were pledged to secure public deposits and for other purposes required or permitted by law. At September 30, 2010 and December 31, 2009, the carrying amount of securities pledged to secure repurchase agreements was $6.8 million and $7.6 million, respectively.

The carrying amount of debt securities by contractual maturity at September 30, 2010 follows:

(Dollars in Thousands)	Within 1 year	After 1 year through 5 years	After 5 years through 10 years	Over 10 years	Total

Available for Sale, at fair value
U.S. Government and federal agencies	$—	$3,068	$26,468	$—	$29,536

Total	$—	$3,068	$26,468	$—	$29,536

Securities Held to Maturity, at cost
U.S. Government and federal agencies	$—	$—	$—	$10,119	$10,119

Total	$—	$—	$—	$10,119	$10,119

For the periods ended September 30, 2010 and December 31, 2009, proceeds from sales, maturities, and calls of securities amounted to $122.5 million and $119.1 million, respectively. Gross realized gains amounted to $14 thousand and $206 thousand, respectively. There were no gross losses for the periods ended September 30, 2010 and December 31, 2009.

Information pertaining to securities with gross unrealized losses at September 30, 2010 aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less Than 12 Months		Over 12 Months

(Dollars in Thousands)	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Total Unrealized Losses

Securities Available for Sale
Debt Securities:
U.S. Government and federal agencies	$9	$2,991	$—	$—	$9

Total securities available for sale	$9	$2,991	$—	$—	$9

Securities Held to Maturity
Debt Securities:
U.S. Government and federal agencies	$—	$—	$—	$—	$—

Total securities held to maturity	$—	$—	$—	$—	$—

Floridian Financial Group, Inc.

Note 3.                Loans and Allowance for Loan Losses

Loans were comprised of the following:

	September 30, 2010	December 31, 2009

Commercial	$41,999	$48,565
Commercial real estate	260,413	253,177
Residential real estate	12,647	14,368
Consumer loans	19,136	20,893

Total loans	334,195	337,003
Allowance for loan losses	(9,524)	(9,038)
Unearned fees	(248)	(279)

Net loans	$324,423	$327,686

Activity in the allowance for loan losses is as follows:

	For the nine months ended September 30,

	2010	2009

Beginning balance	$9,038	$6,051
Loan charge offs	(6,031)	(5,338)
Recoveries	91	48
Provision	6,426	5,425

Ending balance	$9,524	$6,186

The following is a summary of information pertaining to impaired and nonaccrual loans:

	September 30, 2010	December 31, 2009

Impaired loans without a valuation allowance	$18,136	$13,959
Impaired loans with a valuation allowance	23,865	12,769

Total impaired loans	$42,001	$26,728

Valuation allowance related to impaired loans	$4,240	$3,206
Total nonaccrual loans	12,556	3,105
Total loans past due 90 days or more and still accruing	—	—

	September 30, 2010	December 31, 2009

Average investment in impaired loans	$33,566	$17,165
Interest income recognized on impaired loans	721	425
Interest income recognized on a cash basis on impaired loans	—	—

No additional funds are committed to be advanced in connection with impaired loans.

Note 4.               Commitments and Contingencies

On June 29, 2010, Orange Bank entered into a contract for sale and purchase (the “Agreement”) with First Team Clermont OB, LLC, a Florida limited liability company (“First Team”). First Team is controlled by W. Warner Peacock, a director of the Company.

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

Commitments to extend credit, which amount to $63.3 million and $62.5 million at September 30, 2010 and December 31, 2009, respectively, represent legally binding agreements to lend to customers with fixed expiration dates or other termination clauses. Since many commitments are expected to expire without being funded, committed amounts do not necessarily represent future liquidity requirements. The amount of collateral obtained, if any, is based on management’s credit evaluation in the same manner as though an immediate credit extension were to be granted.

Lines of credit: At September 30, 2010 and December 31, 2009, the Bank had unsecured federal funds lines of credit of $16.1 million and $20.2 million, respectively, available from its correspondent banks. At these dates, there were no outstanding draws under these lines. The highest single day borrowing under these lines was $3.1 million during the nine months ended September 30, 2010.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and Banks to maintain minimum amounts and ratios (set forth in the table on the following page) of total and Tier 1 capital (as defined in the regulations), to risk-weighted assets (as defined), and Tier 1 capital (as defined), to average assets (as defined). Management believes, as of September 30, 2010 and December 31, 2009, that the Company and Banks meet all capital adequacy requirements to which they are subject.

Floridian Financial Group, Inc.

Note 5.	Regulatory Capital Matters (continued)

Further, the Company and the Banks satisfied all the criteria to be well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company and the Banks must maintain minimum total risk-based, Tier 1 risk based, and Tier 1 leverage ratios as set forth in the following table.

	Actual		Minimum Amount and Ratio to Remain Well Capitalized

	Amount	Ratio	Amount	Ratio

As of September 30, 2010:
Total capital (to risk-weighted assets)
Consolidated	$47,616	13.1%	$36,463	10.0%
Floridian Bank	$13,467	11.5%	$11,707	10.0%
Orange Bank of Florida	$27,661	11.4%	$24,353	10.0%

Tier 1 capital (to risk-weighted assets)
Consolidated	$42,997	11.8%	$21,878	6.0%
Floridian Bank	$11,965	10.2%	$7,024	6.0%
Orange Bank of Florida	$24,593	10.1%	$14,612	6.0%

Tier 1 capital (to average assets)
Consolidated	$42,997	9.1%	$23,767	5.0%
Floridian Bank	$11,965	7.9%	$7,551	5.0%
Orange Bank of Florida	$24,593	7.8%	$15,701	5.0%

As of December 31, 2009:
Total capital (to risk-weighted assets)
Consolidated	$53,149	13.8%	$38,633	10.0%
Floridian Bank	$14,477	11.7%	$12,372	10.0%
Orange Bank of Florida	$26,514	10.3%	$25,830	10.0%

Tier 1 capital (to risk-weighted assets)
Consolidated	$48,268	12.5%	$23,180	6.0%
Floridian Bank	$12,925	10.5%	$7,423	6.0%
Orange Bank of Florida	$23,238	9.0%	$15,498	6.0%

Tier 1 capital (to average assets)
Consolidated	$48,268	10.0%	$24,190	5.0%
Floridian Bank	$12,925	8.2%	$7,882	5.0%
Orange Bank of Florida	$23,238	7.4%	$15,697	5.0%

The payment of dividends by a Florida state bank is subject to various restrictions set forth in the Florida Financial Institutions Code. Such restrictions generally limit dividends to an amount not exceeding net income for the current and two preceding years, less any dividends paid during that period. Accordingly, management does not expect the payment of dividends at any time in the near future. Since the Company is dependent upon the Banks’ ability to pay dividends, the Company is, in effect, similarly restricted as to its ability to pay dividends.

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

Loans: For variable-rate loans that re-price frequently and with no significant change in credit risk, fair values are based on carrying values. Fair values for all other loans (for example, commercial, commercial real estate, residential real estate, and consumer loans) are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Fair values for nonperforming loans are estimated using discounted cash flow analyses or underlying collateral values, where applicable.

Impaired Loans: Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with the FASB guidance “accounting by creditors for impairment of a loan,” and the fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At September 30, 2010, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. In accordance with accounting literature, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. Collateral values are estimated using level 3 inputs based on customized discounting criteria.

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

Short-term borrowings: The carrying amounts of borrowings under repurchase agreements maturing in the amount of $6.8 million approximate their fair values.

Off-balance-sheet instruments: Loan commitments and letters of credit are negotiated at current market rates and are relatively short-term in nature. Therefore, their estimated fair value approximates the fees charged and is nominal at September 30, 2010 and December 31, 2009.

Financial Instruments Recorded at Fair Value on a Recurring Basis

The following table sets forth the Company’s assets and liabilities which are carried at fair value on a recurring basis as of September 30, 2010 and December 31, 2009, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	September 30, 2010

	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total at Fair Value

Securities available for sale U.S. Government and federal agencies	$—	$29,536	$—	$29,536

	December 31, 2009

	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total at Fair Value

Securities available for sale U.S. Government and federal agencies	$—	$81,707	$—	$81,707

Floridian Financial Group, Inc.

Note 6.	Fair Values of Financial Instruments (continued)

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

The fair values of assets measured at fair value on a nonrecurring basis are as follows at September 30, 2010 and December 31, 2009:

	September 30, 2010

	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3

Impaired loans	$—	$—	$12,022
Other real estate owned and repossessed property	$—	$—	$1,901

	December 31, 2009

	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3

Impaired loans	$—	$—	$6,051
Other real estate owned and repossessed property	$—	$—	$3,148

There have been no transfers of assets between levels 1, 2, and 3 during this period.

Floridian Financial Group, Inc.

Note 6.	Fair Values of Financial Instruments (continued)

Following is a summary of the carrying amounts and approximate fair values of the Company’s financial instruments at September 30, 2010 and December 31, 2009. The fair value estimates presented are based on pertinent information available to management as of September 30, 2010 and December 31, 2009. Although management is not aware of any factors that would significantly affect the estimated fair values, they have not been comprehensively revalued for purposes of these financial statements since the statement of financial condition date and therefore, current estimates of fair value may differ significantly from the amounts disclosed.

	September 30, 2010

	Carrying Amount	Estimated Fair Value

Financial assets:
Cash and due from banks	$11,207	$11,207
Federal funds sold	62,178	62,178
Securities held to maturity	10,119	10,399
Available-for-sale securities	29,536	29,536
Loans, net	324,423	320,148
Accrued interest receivable	1,377	1,377

Financial liabilities:
Deposits	417,936	419,242
Short-term borrowings	6,764	6,764
Accrued interest payable	146	146

	December 31, 2009

	Carrying Amount	Estimated Fair Value

Financial assets:
Cash and due from banks	$7,743	$7,743
Federal funds sold	550	550
Securities held to maturity	12,259	12,266
Available-for-sale securities	81,707	81,707
Loans, net	327,686	325,524
Accrued interest receivable	1,717	1,717

Financial liabilities:
Deposits	406,652	408,203
Short-term borrowings	7,805	7,805
Accrued interest payable	204	204

Note 7.	New Accounting Pronouncements

On July 21, 2010, the FASB issued new guidance regarding disclosures about the credit quality of financing receivables and the allowance for credit losses. This new accounting guidance requires disclosure of additional information about the credit quality of an entity’s financing receivables and the allowance for credit losses. Disclosures must be disaggregated by class or portfolio segment and include, among other things, such items as a roll forward of the allowance for credit losses, certain credit quality indicators, past due and impaired loan information, and loan modification information. Except for the allowance roll forward and loan modification information, the new requirements will become effective for interim and annual reporting periods beginning with year-end December 31, 2010. Disclosure of the allowance rollforward and loan modification

Floridian Financial Group, Inc.

Note 7.	New Accounting Pronouncements (continued)

information will be required for the first quarter of 2011. The new guidance only relates to financial statement disclosures and will not affect the Company’s financial condition or results of operations.

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

          The Banks offer commercial and retail banking services with an emphasis on commercial and commercial real estate lending, particularly to the medical services industry. As of September 30, 2010, we had total assets of $471.7 million, deposits of $417.9 million, total gross loans of $333.9 million and total shareholders’ equity of $45.2 million. At September 30, 2010, our capital ratios all surpassed regulatory “well capitalized measures”:

	As of September 30, 2010	Minimum to be “Well Capitalized”

Risk Based Capital	13.1%	10.0%
Tier 1 Capital	11.8%	6.0%
Leverage Capital	9.1%	5.0%

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

Results of Operations

For periods ended September 30, 2010 compared to periods ended September 30, 2009

CONDENSED SUMMARY OF EARNINGS

	For the three months ended September 30,		For the nine months ended September 30,

(Dollars in thousands, except per share data)	2010	2009	2010	2009

Interest income	$4,847	$4,880	$15,151	$13,984
Interest expense	1,360	1,807	4,535	5,177

Net interest income	3,487	3,073	10,616	8,807
Provision for loan losses	2,603	4,687	6,426	5,425
Noninterest income	313	327	895	963
Noninterest expense	3,956	4,530	10,917	12,220

Income before income taxes	(2,759)	(5,817)	(5,832)	(7,875)
Income tax benefit	—	—	—	—

Net loss	$(2,759)	$(5,817)	$(5,832)	$(7,875)

Basic net loss per share	$(0.44)	$(0.94)	$(0.94)	$(1.28)
Diluted net loss per share	$(0.44)	$(0.94)	$(0.94)	$(1.28)
Selected operating ratios
Return on average assets	(2.29%)	(4.75%)	(1.63%)	(2.32%)
Return on average equity	(22.81%)	(40.68%)	(15.59%)	(17.84%)
Dividend payout ratio	N/A	N/A	N/A	N/A
Equity to assets ratio	9.59%	10.68%	9.59%	10.68%

          The net loss for the three months ended September 30, 2010 was $2.8 million compared to $5.8 million net loss for the same period of 2009. Net interest income increased $414 thousand as interest on interest bearing liabilities declined $447 thousand due to lower rates on deposits. The loan loss provision decreased $2.1 million as we experienced a slow down in the decline of credit quality in the third quarter of 2010 relative to the third quarter of 2009. Noninterest expense decreased $574 primarily reflecting lower personnel expenses due to personnel reductions in 2009.

          The net loss for the nine months ended September 30, 2010 was $5.8 million compared to a loss of $7.9 million for the same period in 2009. Net interest income increased $1.8 million as average loans grew $21.7 million and the cost of interest bearing liabilities declined 37 basis points. Declining credit quality in the first nine months of 2010 compared to the same period in 2009 resulted in an increase of $1.0 million to the loan loss provision. Noninterest expense declined $1.3 million as a $570 operating loss in 2009 was partially recovered in 2010 resulting in a $510 recovery. Personnel expenses declined $583 thousand due to personnel reductions in 2009 while expenses related to repossessed real estate and personal property increased $387 thousand.

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

          The significance of net interest income is largely enhanced by our growth and the impact of market rates of interest as influenced by the Federal Reserve’s monetary policy.

Net interest Income

          The following table reflects the components of net interest income for the three month periods ended September 30, 2010 and 2009:

AVERAGE BALANCES AND INTEREST RATES

(Dollars in thousands)	Three months ended September 30,

	2010			2009

	Average balance	Interest	Rate	Average balance	Interest	Rate

Assets
Loans, net(1)(2)	$334,005	$4,280	5.08%	$331,611	$4,379	5.24%
Investment securities	64,201	539	3.36%	62,169	474	3.02%
Federal funds sold	42,892	28	0.26%	49,019	26	0.21%
Deposits at interest with banks	201	—	—%	130	1	3.05%

Total earning assets	441,299	4,847	4.65%	442,929	4,880	4.37%

Other assets	36,173			42,839

Total assets	$477,472			$485,768

Liabilities
Savings, NOW and money market	$178,889	$465	1.03%	$193,114	$760	1.56%
Certificates of deposit	163,652	848	2.06%	160,167	998	2.47%

Total interest bearing deposits	342,541	1,313	1.52%	353,281	1,758	1.97%
Short term borrowings	6,757	47	2.76%	7,299	49	2.67%

Total interest bearing liabilities	349,298	1,360	1.54%	360,580	1,807	1.99%

Noninterest bearing deposits	78,206			66,245
Other liabilities	1,975			2,205

Total liabilities	429,479			429,030

Total shareholders’ equity	47,993			56,738

Total liabilities and equity	$477,472			$485,768

Interest rate spread			2.81%			2.38%

Net interest income		$3,487			$3,073

Net interest margin			3.13%			2.75%

(1)	Average balances include non-accrual loans, and are net of unearned loan fees of $240 and $302 at September 30, 2010 and 2009, respectively.

(2)	Interest income includes fees on loans of $26 and $81 for the three months ended September 30, 2010 and 2009, respectively.

          The following table reflects the components of net interest income for the nine month periods ended September 30, 2010 and 2009:

(Dollars in thousands)	Nine months ended September 30,

	2010			2009

	Average balance	Interest	Rate	Average balance	Interest	Rate

Assets
Loans, net(1)(2)	$337,206	$13,299	5.27%	$315,500	$12,375	5.24%
Investment securities	78,209	1,807	3.08%	65,470	1,517	3.10%
Federal funds sold	25,968	45.23%		27,657	41	0.20%
Deposits at interest with banks	100	—	—%	1,917	58	3.56%

Total earning assets	441,483	15,151	4.59%	410,544	13,984	4.55%

Other assets	36,733			43,224

Total assets	$478,216			$453,768

Liabilities
Savings, NOW and money market	$175,332	$1,570	1.20%	$189,807	$2,327	1.64%
Time deposits	170,841	2,815	2.20%	134,164	2,689	2.68%

Total interest bearing deposits	346,173	4,385	1.69%	323,971	5,016	2.07%
Short term borrowings	6,944	150	2.89%	6,950	161	3.10%

Total interest bearing liabilities	353,117	4,535	1.72%	330,921	5,177	2.09%

Noninterest bearing deposits	73,139			61,270
Other liabilities	1,947			2,572

Total liabilities	428,203			394,763

Total shareholders’ equity	50,013			59,005

Total liabilities and equity	$478,216			$453,768

Interest rate spread			2.87%			2.46%

Net interest income		$10,616			$8,807

Net interest margin			3.21%			2.87%

(1)	Average balances include non-accrual loans and are net of unearned loan fees of $249 and $226 at September 30, 2010 and 2009, respectively.

(2)	Interest income includes fees on loans of $142 and $136 in the nine months ended September 30, 2010 and 2009, respectively.

          Net interest income for the three months ended September 30, 2010 increased $414 thousand, or 13.6%, from $3.1 million in 2009 to $3.5 million in 2010. Of the $414 thousand growth in net interest income, $409 thousand was due to lower deposit rates which were down 45 basis points from the comparable period. In response to the persistent low interest rate environment, reduced competition for deposits, and nominal net loan growth, we lowered rates on time deposits and money market accounts in the third quarter of 2010. Going forward, we expect less impact on net interest earnings due to interest rate reductions.

          Net interest income for the nine months ended September 30, 2010 increased $1.8 million, or 20.5%, from $8.8 million in 2009 to $10.6 million in 2010 principally due to growth in average loans and deposits over the 12 month period and deposit rates declining 37 basis points. In response to the persistent low interest rate environment, reduced competition for deposits, and nominal net loan growth, we lowered rates on time deposits and money market accounts in the third quarter of 2010.

          In managing the net interest margin, the Banks continue to emphasize originating loans with interest rate floors of approximately 6%. However, competition for high quality loans has intensified which is resulting in lower loan rates for select borrowers. We anticipate this competition will place downward pressure on loan yields. The Banks continue to monitor market deposit rates and to the extent possible, will reduce their costs of funds and strive to lengthen deposit maturities at these lower rates. It is anticipated that net interest earnings will improve in the short term due to loan growth and lower rates on deposits, however, loan yields will decline. If interest rates begin to rise, the impact on net interest income will depend on the Banks’ ability to hold down deposit rates until market rates increase to the point when variable rate loans with interest rate floors start re-pricing.

          The following table sets forth certain information regarding changes in our interest income and interest expense for the three and nine months ended September 30, 2010 compared to the three and nine months ended September 30, 2009. For each category of interest earning assets and interest-bearing liabilities, information is provided on changes attributable to changes in interest rate and changes in the volume. Changes in both volume and rate have been allocated based on the proportionate absolute changes in each category.

RATE VOLUME ANALYSIS

(Dollars in thousands)	Three months ended September 30, 2010 and 2009			Nine months ended September 30, 2010 and 2009

	Total Change	Due to average		Total Change	Due to average

		Volume	Rate		Volume	Rate

Interest earning assets
Loans, net	$(99)	$32	$(131)	$925	$851	$74
Investment securities	66	16	50	292	295	(3)
Federal funds sold	9	(2)	11	12	(2)	14
Other	(9)	(2)	(7)	(59)	(56)	(3)

Total	$(33)	$44	$(77)	$1,170	$1,088	$82

Interest bearing liabilities
Savings, NOW, money market	$(294)	$(56)	$(238)	$(757)	$(178)	$(579)
Certificates of deposit	(151)	22	(173)	125	735	(610)
Short term borrowings	(2)	(4)	2	(10)	—	(10)

Total	$(447)	$(38)	$(409)	$(642)	$557	$(1,199)

Changes in net interest income	$414	$82	$332	$1,812	$531	$1,281

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

          The loan loss provision was $2.6 million for the three months ended September 30, 2010 compared to $ 4.7 million for the same period in 2009 representing an allowance of 2.9% of total loans at September 30, 2010. We continued to address credit quality issues in the third quarter of 2010 although the level of credit quality issues in the 2010 third quarter was down from the level seen in the 2009 third quarter.

          The loan loss provision was $6.4 million for the nine months ended September 30, 2010 compared to $5.4 million for the same period in 2009. The increase in the loan loss provision was primarily due to declining credit quality in the first nine months of 2010 compared to the same period in 2009.

Non interest Income

          Following is a schedule of non interest income:

	Three months ended September 30,		Nine months ended September 30,

(Dollars in thousands)	2010	2009	2010	2009

Service charges on deposit accounts	$111	$114	$331	$292
Cash surrender value – life insurance	100	121	304	360
Loan fee income	8	20	30	41
Other	94	51	217	64
Gain on sale of securities	—	21	13	206

Totals	$313	$327	$895	$963

          Non interest income excluding the gain on sale of securities for the three months ended September 30, 2010 increased $7 thousand, or 2.2%, compared to the same period in 2009. Gains on sales of other real estate owned totaled $30 thousand for 2010 while income from bank owned life insurance produced $111 thousand of cash surrender value for the three months ended September 30, 2010 down from $121 thousand in the same period 2009. For the three months ended September 30, 2010, our equity investment in Floridian Financial Mortgage increased $37 thousand due to increased mortgage activity in 2010.

          Non interest income, excluding gains on sales of securities, increased $125 thousand, or 16.5%, in the first nine months of 2010 compared to the same period in 2009. Deposit fees increased $39 thousand reflecting growth in deposit accounts. Non interest income includes bank owned life insurance which experienced lower cash surrender value growth in 2010. Income from bank owned life insurance was $304 thousand for the nine month period ended September 30, 2010 compared to $360 thousand in the same period in 2009. Our equity investment in Floridian Financial Mortgage increased $115 thousand due to increased mortgage activity in 2010.

Non interest Expense

          Following is a schedule of non interest expenses:

	Three months ended September 30,		Nine months ended September 30,

(Dollars in thousands)	2010	2009	2010	2009

Salaries and employee benefits	$1,753	$2,233	$5,243	$5,826
Occupancy and equipment expense	899	892	2,530	2,330
FDIC insurance	176	270	603	777
Data processing	271	249	743	658
Other real estate expense	340	165	590	203
Professional fees	221	261	568	439
Credit and collection expenses	120	239	261	404
Telephone and communications	67	87	180	192
Core deposit intangible amortization	48	48	144	144
Operating loss (recovery)	(60)	—	(510)	570
Other	121	86	565	677

Totals	$3,956	$4,530	$10,917	$12,220

          Total noninterest expense of $4.0 million during the three months ended September 30, 2010 decreased $574 thousand, or 12.7%, from the same period in 2009. Personnel expenses decreased $480 thousand primarily due to staff reductions occurring since the third quarter of 2009 and a $290 thousand one-time severance expense in 2009.

          Total noninterest expense of $10.9 million during the nine months ended September 30, 2010 decreased $1.3 million, or 10.7%, from the same period in 2009. In 2009, $570 thousand was accrued for a probable loss associated with a customer fraud. In 2010, a settlement was reached and $510 thousand was recovered in the first nine months of 2010. It is anticipated the remaining $60 thousand will be recovered during the remainder of 2010. For the nine months ended September 30, 2010, personnel costs decreased $583 thousand due to reductions in our workforce in 2009 and a $290 thousand one-time severance expense in 2009. Occupancy expenses increased $200 thousand primarily due to a new branch opened in the fourth quarter of 2009. Other real estate expenses increased $387 thousand primarily due to valuation write downs to fair value of other real estate owned.

           It is anticipated that operating expenses will show modest increases in future periods generally associated with increased loan and deposit volumes.

Income Taxes

          We file consolidated tax returns. Having incurred annual operating losses since our inception in 2006, we have accumulated a net tax benefit over the past four years. We have recorded a valuation allowance to partially offset the deferred tax assets associated with the net operating loss carry forwards generated by our net losses. Management will continue to monitor the deferred tax assets, and will determine whether we will require an additional valuation allowance, or if we experience net income, whether we will need to reverse any remaining valuation allowance. We did not recognize an income tax benefit for the nine months ended September 30, 2010 and 2009.

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

          Interest rate risk is comprised of re-pricing risk, basis risk, yield curve risk, and options risk. Re-pricing risk arises from differences in the cash flow or re-pricing between asset and liability portfolios. Basis risk arises when asset and liability portfolios are related to different market rate indexes, which do not always change by the same amount. Yield curve risk arises when asset and liability portfolios are related to different maturities on a given yield curve; when the yield curve changes shape, the risk position is altered. Options risk arises from “embedded options” within asset and liability products as certain borrowers have the option to prepay their loans when rates fall while certain depositors can redeem their certificates of deposit early when rates rise.

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

          The following gap analysis compares the difference between the amount of interest earning assets (“IEA”) and interest bearing liabilities (“IBL”) subject to re-pricing over a period of time. A ratio of more than one indicates a higher level of re-pricing assets over re-pricing liabilities for the time period. Conversely, a ratio of less than one indicates a higher level of re-pricing liabilities over re-pricing assets for the time period. It is the Banks’ policy to maintain a cumulative one year gap of +/- 10% and a ratio of IEA/IBL of 0.80 to 1.20. At September 30, 2010, we were within our policy limits.

GAP ANALYSIS

(Dollars in thousands)	Within 3 months	4 To 6 months	7 To 12 months	Total 1 year

Interest earning assets (IEA)

Loans	$180,070	$4,889	$16,070	$201,029
Investment securities	18,203	3,982	17,435	39,620
Federal funds sold	16,675	—	—	16,675
Deposits at banks	45,503	—	—	45,503

Total	$260,451	$8,871	$33,505	$302,827

Interest bearing liabilities (IBL)

Savings, NOW, money market	$183,363	$—	$—	$183,363
Time deposits	15,340	27,074	43,981	86,395
Short term borrowings	6,764	—	—	6,764

Total	$205,467	$27,074	$43,981	$276,522

Period Gap	54,984	(18,203)	(10,476)	$26,305

Cumulative Gap	$54,984	$36,781	$26,305

Cumulative Gap / Total Assets	11.7%	7.8%	5.6%
IEA / IBL (Cumulative)	127%	116%	110%

Financial Condition

          Lending Activity

          The loan portfolio consists principally of loans to individuals and small- and medium-sized businesses within our primary market area of Central Florida. The table below shows our loan portfolio composition:

LOAN PORTFOLIO COMPOSITION

(Dollars in Thousands)	September 30, 2010	December 31, 2009

Commercial	$41,999	$48,565
Commercial real estate	260,414	253,177
Residential mortgage	12,646	14,368
Consumer loans	19,136	20,893

Total loans	334,195	337,003
Allowance for loan losses	(9,524)	(9,038)
Net deferred fees	(248)	(279)

Loans, Net	$324,423	$327,686

          Total loans decreased by $2.8 million, or .8%, during the first nine months of 2010 reflecting $29.1 million of new loan originations, $26.1 million of loans paid off and paid down, $416 thousand transferred to other real estate owned and $5.9 million of loans charged-off.

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

          Non-performing assets increased approximately $11.3 million as of September 30, 2010 compared to December 31, 2009 due to a $9.5 million increase in nonaccrual loans and $3.1 million increase in non-performing restructured loans. In some instances, we restructure loans for borrowers experiencing lower cash flows due to the struggling economy. The increase in non-performing restructured loans during the first nine months of 2010 was primarily due to one $3.1 million commercial real estate loan.

NON-PERFORMING ASSETS

(Dollars in Thousands)	September 30, 2010	December 31, 2009

Non-accrual loans	$12,556	$3,105
Non-performing restructured loans	9,615	6,476

Total non-performing loans	22,171	9,581
Other real estate owned	1,841	3,023
Repossessed property	60	125

Total non-performing assets	$24,072	$12,729

Non-performing loans as a percentage of total loans	6.6%	2.8%
Non-performing assets as a percentage of total assets	5.1%	2.7%

Past Due 90 or more days and still accruing	—	—

          In the nine months ended September 30, 2010, interest income not recognized on non-accrual loans (but would have been recognized if the loans were current) was approximately $190 thousand.

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

          During the first nine months of 2010, we had net charge-offs of approximately $5.9 million representing 2.4% of year to date average loans. Further, as disclosed in Note 3 of the Consolidated Financial Statements, management added approximately $6.4 million to the allowance for loan losses through the loan loss provision, bringing the total allowance to a level of approximately $9.5 million or 2.9% of total loans outstanding at September 30, 2010. Management evaluates the adequacy of the allowance at least quarterly, and in doing so relies on various factors including, but not limited to, assessment of potential loss, delinquency and non-accrual trends, portfolio growth, underlying collateral coverage and current economic conditions. This evaluation is subjective and requires material estimates that may change over time.

          There are no residential mortgage loan concentrations in the loan portfolio. The majority of the charge-offs and impaired loans experienced in the first nine months of 2010 were in the commercial real estate loan portfolio which represents 78.0% of gross loans. These types of loans are all within our general market areas and are made on terms typically at 80% loan to value. These real estate collateral dependent loans generally require an updated appraisal at least annually using a Board of Directors approved appraisal firm. In the event of a collateral shortfall following an appraisal update, the borrower is contacted to provide additional collateral or reduce the outstanding loan balance. Subsequent to these actions, if there is concern that the loan may not be collectable as originally documented, an evaluation is performed utilizing the guidance documented in the FASB’s guidance for Accounting by Creditors for Impairment of a Loan and reserves are provided to offset any shortfalls in collectability. At September 30, 2010, there were $10.2 million of loans 30 to 89 days past due in the commercial real estate portfolio.

          Under the guidance provided for Accounting by Creditors for Impairment of a Loan, a loan is impaired when, based upon current information and events, it is probable that the loan will not be repaid according to its contractual terms, including both principal and interest. Management performs individual assessments of impaired loans to determine the existence of loss exposure and, where applicable, the extent of loss exposure based upon the present value of expected future cash flows avaialbe to pay the loan, or based upon the estimated realizable collateral where a loan is collateral dependent.

          The following is a summary of information pertaining to impaired loans:

	September 30, 2010	December 31, 2009

Impaired loans without a valuation allowance	$18,136	$13,959
Impaired loans with a valuation allowance	23,865	12,769

Total impaired loans	$42,001	$26,728

Valuation allowance related to impaired loans	$4,240	$3,206

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

          As of September 30, 2010, securities totaling $29.5 million and $10.1 million were classified as available for sale and held to maturity, respectively. During the nine months ended September 30, 2010, securities available for sale decreased by $52.2 million as we used proceeds from called securities to increase cash balances in anticipation of new loan originations and to re-balance our deposit mix by reducing time deposits which matured in the third quarter of 2010. Securities held to maturity decreased $2.1 million from December 31, 2009 due to a security being called.

          Deposits and Short-Term Borrowings

          As a bank holding company, our primary source of funds is deposits. Those deposits are provided by businesses, municipalities, and individuals located within the markets served by our subsidiaries. In addition, we accept a limited amount of brokered deposits.

          Total deposits increased $11.3 million, or 3.7% annualized, to $417.9 million at September 30, 2010, compared to December 31, 2009. Non-interest bearing demand deposits increased $10.0 million, or 19.8% annualized, due to organic growth and higher balances held by small businesses. Time deposits decreased $7.9 million, or 6.4% annualized, as we implemented a strategy in the third quarter of 2010 to reduce higher cost funding sources.

          Short-term borrowings, made up of federal funds purchased, and other short-term borrowings, decreased by $1.0 million at September 30, 2010 compared to a balance of $7.8 million at December 31, 2009. This decrease is the result of typical fluctuations experienced in borrowings secured by repurchase agreements. As of September 30, 2010, total short-term borrowings were approximately 14.9% of our total shareholders’ equity.

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

          Operating Activities

          Cash flows from operating activities primarily include net income (loss), adjusted for items that did not impact cash. Net cash provided by operating activities was $2.8 million for the nine months ended September 30, 2010 an increase of $3.8 million from $996 thousand net cash used in operating activities for the same period last year. The increase was primarily due to our lower net loss for the nine months ended September 30, 2010.

          Investing Activities

          Cash used in investing activities reflects the impact of loans and investments acquired for our interest-earning asset portfolios, as well as cash flows from asset sales and the impact of acquisitions. For the nine months ended September 30, 2010, we had net cash provided by investing activities of $51.9 million, compared to $93.7 million net cash used in investing activities for the same period in 2009. The change in cash flows from investing activities was primarily due to a $49.6 million decrease in investments purchased, an increase of $47.2 million from maturities and calls on securities, and $48.0 million from slower loan growth.

          Financing Activities

          Cash flows from financing activities include transactions and events whereby cash is obtained from depositors, creditors or investors. For the nine months ended September 30, 2010, we had net cash flows provided by financing activities of $10.4 million, compared to $114.3 million for the nine months ended September 30, 2009. The change in cash flows from financing activities was primarily due to lower deposit growth.

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

          At September 30, 2010, we had $63.3 million in commitments to extend credit. Commitments to extend credit are agreements to lend to a customer so long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

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

Critical Accounting Policies

          Allowance for Loan Losses

          The allowance for loan losses is a valuation allowance for probable incurred credit losses. Loan losses are charged against the allowance when management believes the uncollectbility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged-off.

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

Evaluation of Disclosure Controls and Procedures

          As of September 30, 2010, the end of the period covered by this Form 10-Q, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that as of September 30, 2010, the end of the period covered by this Form 10-Q, we maintained effective disclosure controls and procedures.

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

          In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report, as updated in our subsequent quarterly reports.. The risks described in our Annual Report are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 6.	Exhibits

(A)	Exhibits

31.1	Certification of CEO Pursuant to Securities Exchange Act Rule 13a-14(a) / 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO Pursuant to Securities Exchange Act Rule 13a-14(a) / 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications Under Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned Chief Financial Officer hereunto duly authorized.

FLORIDIAN FINANCIAL GROUP, INC.
(Registrant)

By:	/s/ Michael V. Kearney

Michael V. Kearney
Executive Vice President and Chief Financial Officer
(Mr. Kearney is the Principal Financial Officer and has been duly authorized to sign on behalf of the Registrant)

Date:	November 15 , 2010

Exhibit Index

31.1	Certification of CEO Pursuant to Securities Exchange Act Rule 13a-14(a) / 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO Pursuant to Securities Exchange Act Rule 13a-14(a) / 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications Under Section 906 of the Sarbanes-Oxley Act of 2002.