Form 10-K
period 2010-12-31
FLORIDIAN FINANCIAL GROUP INC
filed 2011-03-25
CIK 1349593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

☐ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

There is no market for the Registrant’s common stock; therefore, the aggregate market value of the Registrant’s common stock held by non-affiliates is not calculable.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 11, 2011

Common Stock, $5.00 par value per share	6,204,448 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our Proxy Statement for the Annual Meeting of Shareholders to be held on April 28, 2011, are incorporated by reference in Part III.

FLORIDIAN FINANCIAL GROUP, INC.
ANNUAL REPORT FOR 2010 ON FORM 10-K

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

          All forward-looking statements, by their nature, are subject to risks and uncertainties. Our actual future results may differ materially from those set forth in the forward-looking statements. Our ability to achieve our financial objectives could be adversely affected by the factors discussed in detail in the section captioned “Risk Factors” as well as the following factors:

▪	legislative or regulatory changes, including The Dodd-Frank Act:

▪	the strength of the United States economy in general and the strength of the local economies in which we conduct operations;

▪	the accuracy of our financial statement estimates and assumptions, including our allowance for loan losses;

▪	the frequency and magnitude of foreclosure of our loans;

▪	the effects of the health and soundness of other financial institutions, including the FDIC’s need to increase Deposit Insurance Fund assessments;

▪	the loss of our key personnel;

▪	our need and our ability to incur additional debt or equity financing;

▪	our ability to execute our growth strategy through expansion;

▪	inflation, interest rate, market and monetary fluctuations;

▪	the effects of our lack of a diversified loan portfolio, including the risk of geographic concentration;

▪	our customers’ willingness and ability to make timely payments on their loans;

▪	fluctuations in collateral values;

▪	effect of changes in the stock market and other capital markets;

▪	the effects of harsh weather conditions, including hurricanes;

▪	the effects of man-made disaster;

▪	our ability to comply with the extensive laws and regulations to which we are subject;

▪	our customers’ perception of the safety of their deposits at the banks;

▪	changes in the securities and real estate markets;

▪	increased competition and its effect on pricing;

▪	technological changes;

▪	negative publicity and the impact on our reputation;

▪	changes in monetary and fiscal policies of the U.S. Government;

▪	the effects of security breaches and computer viruses that may affect our computer systems;

▪	changes in consumer spending and saving habits;

▪	changes in accounting principles, policies, practices or guidelines;

▪	lack of a trading market for our common stock;

▪	anti-takeover provisions under Federal and state law as well as our Articles of Incorporation and our bylaws;

▪	other risks described from time to time in our filings with the SEC; and

▪	our ability to manage the risks involved in the foregoing.

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

          In October 2008, we entered into a joint venture with FBC Mortgage, LLC, (“FBC Mortgage”) a licensed correspondent mortgage lender, located in Orlando, Florida. The joint venture, Floridian Financial Mortgage, LLC, (“Floridian Financial Mortgage”) facilitated the origination of jumbo, conventional and FHA residential mortgages selling most loans into the secondary market. On December 31, 2010, FBC Mortgage and the Company entered into an Agreement for Sale of Business where FBC Mortgage purchased the Company’s 49% equity interest in Floridian Financial Mortgage.

          Both Floridian Bank and Orange Bank are full service commercial banks, providing a wide range of business and consumer financial services in our target marketplace, which is comprised primarily of Orange, Seminole, Citrus, Lake, Flagler, and Volusia Counties in Florida. Floridian Bank is headquartered in Daytona Beach, Florida, and Orange Bank of Florida is headquartered in Orlando, Florida. Collectively, our Banks operated 13 banking offices, however as of December 31, 2010, Orange Bank had entered into an agreement to sell one branch and has notified the FDIC of its intention to close two other locations. These actions will result in a total of 10 branches for the combined network in 2011 and future years.

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

          The Banks’ target market is consumers, professionals, small businesses, real estate developers and commercial real estate investors. The small business customer (typically a commercial entity with sales of $10 to 25 million) has the opportunity to generate significant revenue for banks yet is generally underserved by large bank competitors. We believe that commercial customers generally can afford more profitability opportunities than the average retail customer.

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

          Floridian Bank.

          Floridian Bank’s primary service area is in Flagler and Volusia Counties. Floridian Bank has focused primarily on Volusia County, including Ormond Beach, Daytona Beach, and Port Orange. Based on our management’s experience, Volusia County has grown slower than most of Central Florida, and we have seen that the redevelopment efforts have been adversely affected by the current economic slow down. Based on our management’s experience, Flagler County, particularly Palm Coast, has been a fast growing retirement community; however, over the past three years, we have seen this growth slow considerably. Floridian Bank has focused on the commercial and professional segment of the market, with the focus on the customer base associated with the local health care industry.

          Orange Bank of Florida.

          Orange Bank competes primarily in a four county area: Orange, Seminole, Lake and Citrus. The majority of Orange Bank’s assets are located in Orange County, which, according to University of Florida’s Bureau of Economic and Business Research, has seen its population grow by over 212 thousand, or 23.7%, between 2000 and 2009. Based on data from the University of Florida’s Bureau of Economic and Business Research, Seminole and Lake Counties are also considered to be high growth population areas, and we believe Seminole to be a fairly affluent market. Population growth has slowed considerably, however, since 2007. We have also focused on Citrus County, which management believes has a sizable retirement community.

Banking Services

          Commercial Banking.

          The Banks focus their commercial loan originations on small- and mid-sized businesses (generally $10 to $25 million in annual sales) and such loans are usually accompanied by significant related deposits. Commercial underwriting is driven by cash flow analysis supported by collateral analysis and review. Commercial loan products include commercial real estate construction and term loans; working capital loans and lines of credit; demand, term, and time loans; and equipment, inventory and accounts receivable financing. The Banks offer a range of cash management services and deposit products to commercial customers. Computerized banking is available to commercial customers.

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

          Mortgage Banking.

          The Banks have a joint marketing agreement with FBC Mortgage LLC which provides us with the ability to refer our retail banking customers to FBC Mortgage LLC for conventional and nonconforming mortgages and construction and permanent financing.

Lending Services

          Loan Portfolio Composition.

          At December 31, 2010, the Banks’ loan portfolios totaled $309.6 million, representing approximately 68.8% of our total assets of $461.6 million.

          The composition of the Banks’ loan portfolios at December 31, 2010 is indicated below.

(Dollars in Thousands)	Amount	% of Total

Commercial	$45,202	14.2%
Commercial real estate	240,151	75.6
Residential real estate	12,580	4.0
Consumer and home equity	19,837	6.2

Total loans	317,770	100.0%

Less: Allowance for loan losses	(8,010)
Less: Net deferred fees	(205)

Loans, net	$309,555

          There were approximately $17.1 million in non-performing loans at December 31, 2010.

          Commercial Loans.

          At December 31, 2010, our commercial loan portfolio totaled $45.2 million. The Banks originate secured and unsecured loans for business purposes. Loans are made for acquisition, expansion, and working capital purposes and may be secured by real estate, accounts receivable, inventory, equipment or other assets. The financial condition and cash flow of commercial borrowers are closely monitored by the submission of corporate financial statements, personal financial statements and income tax returns. The frequency of submissions of required financial information depends on the size and complexity of the credit and the collateral that secures the loan. It is our general policy to obtain personal guarantees from the principals of commercial loan borrowers.

          Commercial Real Estate.

          At December 31, 2010, our commercial real estate loan portfolio totaled $240.2 million. Such loans are primarily secured by retail office buildings, speculative residential and multi-family construction projects, land, and general purpose business space. Although terms may vary, the Banks’ commercial mortgages generally are long term in nature, owner-occupied, and variable-rate loans. The Banks seek to reduce the risks associated with commercial mortgage lending by generally lending in their market area and obtaining periodic financial statements and tax returns from borrowers. Commercial real estate loans are generally originated in amounts up to 80% of the appraised value of the property securing the loan. Maximum loan to value limits are slightly lower for raw land and land development loans.

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

          Residential Real Estate Loans.

          At December 31, 2010, our residential real estate loan portfolio totaled $12.6 million. We typically do not lend on primary residences. Our residential real estate loans are mainly secured by first mortgages on investment properties as well as select loans originated by Floridian Financial Mortgage.

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

Other Installment and Consumer Loans.

          At December 31, 2010, our installment and consumer loan portfolio totaled $19.8 million. The Banks offer a variety of installment and consumer loans. These loans are typically secured by residential real estate or personal property, including automobiles and boats. Home equity loans (closed-end and lines of credit) are typically made up to 85% of the appraised value of the property securing the loan, in each case, less the amount of any existing liens on the property. Closed-end loans have terms of up to 15 years. Lines of credit have an original maturity of 10 years. The interest rates on closed-end home equity loans are fixed, while interest rates on home equity lines of credit are variable.

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

Investment Activity

          The primary objectives of our investment portfolio are to earn an acceptable rate of return through investments with a mixture of maturities and compositions, meet liquidity requirements, and mitigate interest rate sensitivity. We attempt to accomplish this by matching, to the greatest extent possible, the maturity of assets with liabilities. We attempt to maintain an average maturity of securities of less than 15 years.

          We invest primarily in U.S. agency obligations including collateralized mortgage obligations which are guaranteed as to principal and interest. We enter into federal funds transactions with our principal correspondent banks directly or as an agent.

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

          The following table displays data provided by the FDIC regarding our competition in Citrus, Flagler, Lake, Orange, Seminole, and Volusia counties (our primary market area), as of June 30, 2010, the latest date for which data was available:

County	Number of Insured Financial Institutions	Number of Retail Branches	Banks’ Market Share

Citrus	14	49	2.7%
Flagler	12	25.8%
Lake	26	107.2%
Orange	39	301.5%
Seminole	34	140	1.6%
Volusia	27	160	1.5%

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

          Our largest competitors in the market include: Bank of America, Wells Fargo, SunTrust, BB&T, Regions Financial, M&I Bank, RBC Bank, and PNC, and these institutions capture the majority of the deposits. Our significant community bank competitors include: Centennial Bank, Florida Bank of Commerce, First Southern Bank, Florida Capital Bank, East Coast Community Bank, and Gateway Bank of Florida. We believe community banks can compete successfully by providing personalized service and making timely, local decisions and thus draw business away from larger institutions in the market. We also believe further consolidation in the banking industry is likely to create additional opportunities for community banks to capture deposits from affected customers who may become dissatisfied as their financial institutions grow larger. In addition, we believe that once the Florida economy experiences new job growth, the growth of our banking markets from new residents affords us an opportunity to capture new deposits.

Marketing and Distribution

          In order to market our deposit and loan products, we rely heavily on referrals from existing customers and direct customer contact calling efforts. In addition, our Board of Directors and management team realize the importance of forging partnerships within the community as a method of expanding our customer base and serving the needs of our community. In this regard, we are an active participant in various community activities and organizations. Participation in such events and organizations allows management to determine what additional products and services are needed in our community as well as assisting in our efforts to determine credit needs in accordance with the Community Reinvestment Act.

          In addition to our direct contact marketing methods, we use limited local print advertising, product brochures, and direct mail to build our customer base.

Employees

          As of December 31, 2010, we employed 84 full-time employees and four part-time employees. The employees are not represented by a collective bargaining unit. We consider relations with our employees to be good.

REGULATORY CONSIDERATIONS

          We must comply with state and federal banking laws and regulations that control virtually all aspects of our operations. These laws and regulations generally aim to protect our depositors, not necessarily our shareholders or our creditors. Any changes in applicable laws or regulations may materially affect our business and prospects. Proposed legislative or regulatory changes may also affect our operations. The following description summarizes some of the laws and regulations to which the Banks and we are subject. References to applicable statutes and regulations are brief summaries, do not purport to be complete, and are qualified in their entirety by reference to such statutes and regulations.

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010

          On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 ( the “Dodd-Frank Act”). The Dodd-Frank Act will have a broad impact on the financial services industry, including significant regulatory and compliance changes including, among other things, (i) enhanced resolution authority of troubled and failing banks and their holding companies; (ii) increased capital and liquidity requirements; (iii) increased regulatory examination fees; (iv) changes to assessments to be paid to the FDIC for federal deposit insurance; and (v) numerous other provisions designed to improve supervision and oversight of, and strengthening safety and soundness for, the financial services sector. Additionally, the Dodd-Frank Act establishes a new framework for systemic risk oversight within the financial system to be distributed among new and existing federal regulatory agencies, including the Financial Stability Oversight Council, the Federal Reserve, the Office of the Comptroller of the Currency, and the FDIC. A summary of certain provisions of the Dodd-Frank Act is set forth below, along with information set forth in applicable sections of this “Regulatory Considerations” section.

•

Increased Capital Standards and Enhanced Supervision. The federal banking agencies are required to establish minimum leverage and risk-based capital requirements for banks and bank holding companies. These new standards will be no lower than current regulatory capital and leverage standards applicable to insured depository institutions and may, in fact, be higher when established by the agencies. The Dodd-Frank Act also increases regulatory oversight, supervision and examination of banks, bank holding companies and their respective subsidiaries by the appropriate regulatory agency.

•

The Consumer Financial Protection Bureau (“Bureau”). The Dodd-Frank Act creates the Bureau within the Federal Reserve. The Bureau is tasked with establishing and implementing rules and regulations under certain federal consumer protection laws with respect to the conduct of providers of certain consumer financial products and services. The Bureau has rulemaking authority over many of the statutes governing products and services offered to bank consumers. In addition, the Dodd-Frank Act permits states to adopt consumer protection laws and regulations that are more stringent than those regulations promulgated by the Bureau and state attorneys general are permitted to enforce consumer protection rules adopted by the Bureau against state-chartered institutions.

•

Deposit Insurance. The Dodd-Frank Act makes permanent the $250,000 deposit insurance limit for insured deposits. Amendments to the Federal Deposit Insurance Act also revise the assessment base against which an insured depository institution’s deposit insurance premiums paid to the Deposit Insurance Fund (“DIF”) will be calculated. Under the amendments, the assessment base will no longer be the institution’s deposit base, but rather its average consolidated total assets less its average tangible equity during the assessment period. Additionally, the Dodd-Frank Act makes changes to the minimum designated reserve ratio of the DIF, increasing the minimum from 1.15 percent to 1.35 percent of the estimated amount of total insured deposits and eliminating the requirement that the FDIC pay dividends to depository institutions when the reserve ratio exceeds certain thresholds. In December 2010, the FDIC increased the reserve ratio to 2.0 percent. The Dodd-Frank Act also provides that, effective one year after the date of enactment, depository institutions may pay interest on demand deposits.

•

Transactions with Affiliates. The Dodd-Frank Act enhances the requirements for certain transactions with affiliates under Section 23A and 23B of the Federal Reserve Act, including an expansion of the definition of “covered transactions” and increasing the amount of time for which collateral requirements regarding covered transactions must be maintained.

•

Transactions with Insiders. Insider transaction limitations are expanded through the strengthening of loan restrictions to insiders and the expansion of the types of transactions subject to the various limits, including derivative transactions, repurchase agreements, reverse repurchase agreements and securities lending or borrowing transactions. Restrictions are also placed on certain asset sales to and from an insider to an institution, including requirements that such sales be on market terms and, in certain circumstances, approved by the institution’s board of directors.

•

Enhanced Lending Limits. The Dodd-Frank Act strengthens the existing limits on a depository institution’s credit exposure to one borrower. Current banking law limits a depository institution’s ability to extend credit to one person (or group of related persons) in an amount exceeding certain thresholds. The Dodd-Frank Act expands the scope of these restrictions to include credit exposure arising from derivative transactions, repurchase agreements, and securities lending and borrowing transactions.

•

Compensation Practices. The Dodd-Frank Act provides that the appropriate federal regulators must establish standards prohibiting as an unsafe and unsound practice any compensation plan of a bank holding company or other “covered financial institution” that provides an insider or other employee with “excessive compensation” or could lead to a material financial loss to such firm. In June 2010, prior to the Dodd-Frank Act, the bank regulatory agencies promulgated the Interagency Guidance on Sound Incentive Compensation Policies, which requires that financial institutions establish metrics for measuring the impact of activities to achieve incentive compensation with the related risk to the financial institution of such behavior. Together, the Dodd-Frank Act and the recent guidance on compensation may impact our current compensation policies.

•

Holding Company Capital Levels. The Dodd-Frank Act requires bank regulators to establish minimum capital levels for holding companies that are at least of the same nature as those applicable to financial institutions. All trust preferred securities, or TRUPs, issued by bank or thrift holding companies after May 19, 2010 will be counted as Tier II Capital.

          We expect that many of the requirements called for in the Dodd-Frank Act will be implemented over time, and most will be subject to implementing regulations over the course of several years. Given the uncertainty associated with the manner in which the provisions of the Dodd-Frank Act will be implemented by the various regulatory agencies and through regulations, the full extent of the impact such requirements will have on financial institutions’ operations is unclear. The changes resulting from the Dodd-Frank Act may impact the profitability of our business activities, require changes to certain of our business practices, impose upon us more stringent capital, liquidity and leverage ratio requirements or otherwise adversely affect our business. These changes may also require us to invest significant management attention and resources to evaluate and make necessary changes in order to comply with new statutory and regulatory requirements.

The Company

          We are registered with the Board of Governors of the Federal Reserve System (the “Federal Reserve”) as a multi-bank holding company under the Bank Holding Company Act of 1956. As a result, we are subject to supervisory regulation and examination by the Federal Reserve. The Gramm-Leach-Bliley Act, the Bank Holding Company Act, and other federal laws subject bank holding companies to particular restrictions on the types of activities in which they may engage, and to a range of supervisory requirements and activities, including regulatory enforcement actions for violations of laws and regulations.

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

          In contrast to financial holding companies, bank holding companies are limited to managing or controlling banks, furnishing services to or performing services for its subsidiaries, and engaging in other activities that the Federal Reserve determines by regulation or order to be so closely related to banking or managing or controlling banks. Except for the activities relating to financial holding companies permissible under the Gramm-Leach-Bliley Act, these restrictions apply to us. In determining whether a particular activity is permissible, the Federal Reserve must consider whether the performance of such an activity reasonably can be expected to produce benefits to the public that outweigh possible adverse effects. Possible benefits include greater convenience, increased competition, and gains in efficiency. Possible adverse effects include undue concentration of resources, decreased or unfair competition, conflicts of interest, and unsound banking practices. Despite prior approval, the Federal Reserve may order a bank holding company or its subsidiaries to terminate any activity or to terminate ownership or control of any subsidiary when the Federal Reserve has reasonable cause to believe that a serious risk to the financial safety, soundness or stability of any bank subsidiary of that bank holding company may result from such an activity.

Changes in Control.

          Subject to certain exceptions, the Bank Holding Company Act and the Change in Bank Control Act, together with the applicable regulations, require Federal Reserve approval (or, depending on the circumstances, no notice of disapproval) prior to any person or company acquiring “control” of a bank or bank holding company. A conclusive presumption of control exists if an individual or company acquires the power, directly or indirectly, to direct the management or policies of an insured depository institution or to vote 25% or more of any class of voting securities of any insured depository institution. A rebuttable presumption of control exists if a person or company acquires 10% or more but less than 25% of any class of voting securities of an insured depository institution and either the institution has registered securities under Section 12 of the Securities Exchange Act of 1934 or as we will refer to as the Exchange Act, or no other person will own a greater percentage of that class of voting securities immediately after the acquisition. Our common stock is registered under Section 12 of the Exchange Act.

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

          As a bank holding company, we are required to obtain prior approval from the Federal Reserve before (i) acquiring all or substantially all of the assets of a bank or bank holding company, (ii) acquiring direct or indirect ownership or control of more than 5% of the outstanding voting stock of any bank or bank holding company (unless we own a majority of such bank’s voting shares), or (iii) merging or consolidating with any other bank or bank holding company. In determining whether to approve a proposed bank acquisition, federal bank regulators will consider, among other factors, the effect of the acquisition on competition, the public benefits expected to be received from the acquisition, the projected capital ratios and levels on a post-acquisition basis, and the acquiring institution’s record of addressing the credit needs of the communities it serves, including the needs of low and moderate income neighborhoods, consistent with the safe and sound operation of the bank, under the Community Reinvestment Act of 1977.

          Under Florida law, a person or entity proposing to directly or indirectly acquire control of a Florida bank must also obtain permission from the Florida Office of Financial Regulation. Florida statutes define “control” as either (a) indirectly or directly owning, controlling or having power to vote 25% or more of the voting securities of a bank; (b) controlling the election of a majority of directors of a bank; (c) owning, controlling, or having power to vote 10% or more of the voting securities as well as directly or indirectly exercising a controlling influence over management or policies of a bank; or (d) as determined by the Florida Office of Financial Regulation. These requirements will affect us because the Banks are chartered under Florida law and changes in control of us are indirect changes in control of the Bank.

Tying.

          Bank holding companies and their affiliates are prohibited from tying the provision of certain services, such as extending credit, to other services or products (other than traditional banking products) offered by the holding company or its affiliates, such as deposit products.

Capital; Dividends; Source of Strength.

          The Federal Reserve imposes certain capital requirements on bank holding companies under the Bank Holding Company Act, including a minimum leverage ratio and a minimum ratio of “qualifying” capital to risk-weighted assets. These requirements are described below under “Capital Regulations.” Subject to its capital requirements and certain other restrictions, we are able to borrow money to make a capital contribution to the Banks, and such loans may be repaid from dividends paid from the Banks to us.

          The ability of the Banks to pay dividends, however, will be subject to regulatory restrictions that are described below under “Dividends.” We are also able to raise capital for contributions to the Banks by issuing securities without having to receive regulatory approval, subject to compliance with federal and state securities laws.

          In accordance with Federal Reserve policy, which has been codified by the Dodd-Frank Act, we are expected to act as a source of financial strength to the Banks and to commit resources to support the Banks in circumstances in which we might not otherwise do so. In furtherance of this policy, the Federal Reserve may require a bank holding company to terminate any activity or relinquish control of a nonbank subsidiary (other than a nonbank subsidiary of a bank) upon the Federal Reserve’s determination that such activity or control constitutes a serious risk to the financial soundness or stability of any subsidiary depository institution of the bank holding company. Further, federal bank regulatory authorities have additional discretion to require a bank holding company to divest itself of any bank or nonbank subsidiary if the agency determines that divestiture may aid the depository institution’s financial condition.

The Banks

          The Banks are banking institutions that are chartered by and headquartered in the State of Florida, and they are subject to supervision and regulation by the Florida Office of Financial Regulation and the FDIC, and are subject to other laws and regulations applicable to banks. The Florida Office of Financial Regulation and the FDIC supervise and regulate all areas of the Banks’ operations including, without limitation, the making of loans, the issuance of securities, the conduct of the Banks’ corporate affairs, the satisfaction of capital adequacy requirements, the payment of dividends, and the establishment or closing of banking centers.

          As state chartered banking institutions in the State of Florida, the Banks are empowered by statute, subject to the limitations contained in those statutes, to take and pay interest on, savings and time deposits, to accept demand deposits, to make loans on residential and other real estate, to make consumer and commercial loans, to invest, with certain limitations, in equity securities and in debt obligations of banks and corporations and to provide various other banking services for the benefit of the Banks’ customers. Various consumer laws and regulations also affect the operations of the Banks, including state usury laws, laws relating to fiduciaries, consumer credit and equal credit opportunity laws, and fair credit reporting. In addition, the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) prohibits insured state chartered institutions from conducting activities as principal that are not permitted for national banks. A bank, however, may engage in an otherwise prohibited activity if it meets its minimum capital requirements and the FDIC determines that the activity does not present a significant risk to the Deposit Insurance Fund.

Reserves.

          The Federal Reserve requires all depository institutions to maintain reserves against some transaction accounts (primarily NOW and Super NOW checking accounts). The balances maintained to meet the reserve requirements imposed by the Federal Reserve may be used to satisfy liquidity requirements. An institution may borrow from the Federal Reserve Bank “discount window” as a secondary source of funds, provided that the institution meets the Federal Reserve Bank’s credit standards.

Dividends.

          The Banks are subject to legal limitations on the frequency and amount of dividends that can be paid to us. The FDIC may restrict the ability of the Banks to pay dividends if those payments would constitute an unsafe or unsound banking practice. These regulations and restrictions may limit our ability to obtain funds from the Banks for our cash needs, including funds for acquisitions and the payment of dividends, interest, and operating expenses.

          In addition, Florida law also places restrictions on the declaration of dividends from state chartered banks to their holding companies. Pursuant to the Florida Financial Institutions Code, the board of directors of state chartered banks, after charging off bad debts, depreciation and other worthless assets, if any, and making provisions for reasonably anticipated future losses on loans and other assets, may quarterly, semi-annually or annually declare a dividend of up to the aggregate net profits of that period combined with the bank’s retained net profits for the preceding two years and, with the approval of the Florida Office of Financial Regulation and FDIC, declare a dividend from retained net profits which accrued prior to the preceding two years. Before declaring such dividends, 20% of the net profits for the preceding period as is covered by the dividend must be transferred to the surplus fund of the bank until this fund becomes equal to the amount of the bank’s common stock then issued and outstanding. A state chartered bank may not declare any dividend if (i) its net income (loss) from the current year combined with the retained net income (loss) for the preceding two years aggregates a loss or (ii) the payment of such dividend would cause the capital account of the bank to fall below the minimum amount required by law, regulation, order or any written agreement with the Florida Office of Financial Regulation or a federal regulatory agency.

Insurance of Accounts and Other Assessments.

          We pay our deposit insurance assessments to the Deposit Insurance Fund, which is determined through a risk-based assessment system. Our deposit accounts are currently insured by the Deposit Insurance Fund generally up to a maximum of $250,000 per separately insured depositor.

          In addition, in November 2008, the FDIC issued a final rule under its Transaction Account Guarantee Program (“TAGP”), pursuant to which the FDIC fully guarantees all non-interest bearing transaction deposit accounts, including all personal and business checking deposit accounts that do not earn interest, lawyer trust accounts where interest does not accrue to the account owner (IOLTA), and NOW accounts with interest rates no higher than 0.50% until June 30, 2010 and 0.25% beginning July 1, 2010. Thus, under TAGP, all money in these accounts are fully insured by the FDIC regardless of dollar amount. This second increase to coverage was originally in effect through December 31, 2009, but was extended until June 30, 2010 and then again until December 31, 2010, unless we elected to “opt out” of participating, which we did not do. The Dodd-Frank Act extended full deposit coverage for non-interest bearing transaction deposit accounts for two years beginning on December 31, 2010, and all financial institutions are required to participate in this extended program.

          Under the current assessment system, the FDIC assigns an institution to one of four risk categories, with the first category having two sub-categories based on the institution’s most recent supervisory and capital evaluations, designed to measure risk. Total base assessment rates currently range from 0.07% of deposits for an institution in the highest sub-category of the highest category to 0.775% of deposits for an institution in the lowest category. On May 22, 2009, the FDIC imposed a special assessment of five basis points on each FDIC-insured depository institution’s assets, minus its Tier 1 capital, as of June 30, 2009. This special assessment was collected on September 30, 2009. Finally, on November 12, 2009, the FDIC adopted a new rule requiring insured institutions to prepay on December 30, 2009, estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011, and 2012. We prepaid an assessment of $2.8 million, which incorporated a uniform 3.00 basis point increase effective January 1, 2011 and assumed 5% annual deposit growth.

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

          Under the Federal Deposit Insurance Act, or FDIA, the FDIC may terminate deposit insurance upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.

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

          Loans to executive officers, directors or to any person who directly or indirectly, or acting through or in concert with one or more persons, owns, controls or has the power to vote more than 10% of any class of voting securities of a bank, which we refer to as 10% Shareholders, or to any political or campaign committee the funds or services of which will benefit those executive officers, directors, or 10% Shareholders or which is controlled by those executive officers, directors or 10% Shareholders, are subject to Sections 22(g) and 22(h) of the Federal Reserve Act and their corresponding regulations (Regulation O) and Section 13(k) of the Exchange Act relating to the prohibition on personal loans to executives (which exempts financial institutions in compliance with the insider lending restrictions of Section 22(h) of the Federal Reserve Act). Among other things, these loans must be made on terms substantially the same as those prevailing on transactions made to unaffiliated individuals and certain extensions of credit to those persons must first be approved in advance by a disinterested majority of the entire board of directors. Section 22(h) of the Federal Reserve Act prohibits loans to any of those individuals where the aggregate amount exceeds an amount equal to 15% of an institution’s unimpaired capital and surplus plus an additional 10% of unimpaired capital and surplus in the case of loans that are fully secured by readily marketable collateral, or when the aggregate amount on all of the extensions of credit outstanding to all of these persons would exceed the Bank’s unimpaired capital and unimpaired surplus. Section 22(g) identifies limited circumstances in which the Bank are permitted to extend credit to executive officers.

Community Reinvestment Act.

          The Community Reinvestment Act and its corresponding regulations are intended to encourage banks to help meet the credit needs of their service area, including low and moderate income neighborhoods, consistent with the safe and sound operations of the banks. These regulations provide for regulatory assessment of a bank’s record in meeting the credit needs of its service area. Federal banking agencies are required to make public a rating of a bank’s performance under the Community Reinvestment Act. The FDIC considers a bank’s Community Reinvestment Act rating when the bank submits an application to establish branches, merge, or acquire the assets and assume the liabilities of another bank. In the case of a bank holding company, the Community Reinvestment Act performance record of all banks involved in the merger or acquisition are reviewed in connection with the filing of an application to acquire ownership or control of shares or assets of a bank or to merge with any other bank holding company. An unsatisfactory record can substantially delay or block the transaction. The Banks received “satisfactory” ratings on their most recent Community Reinvestment Act assessment.

Capital Regulations.

          The federal banking regulators have adopted risk-based, capital adequacy guidelines for bank holding companies and their subsidiary state-chartered banks. The risk-based capital guidelines are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies, to account for off-balance sheet exposure, to minimize disincentives for holding liquid assets, and to achieve greater consistency in evaluating the capital adequacy of major banks throughout the world. Under these guidelines, assets and off-balance sheet items are assigned to broad risk categories each with designated weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items.

          The current guidelines require all bank holding companies and federally regulated banks to maintain a minimum risk-based total capital ratio equal to 8%, of which at least 4% must be Tier I Capital. Tier I Capital, which includes common shareholders’ equity, noncumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock and trust preferred securities, less certain goodwill items and other intangible assets, is required to equal at least 4% of risk-weighted assets. The remainder (“Tier II Capital”) may consist of (i) an allowance for loan losses of up to 1.25% of risk-weighted assets, (ii) excess of qualifying perpetual preferred stock, (iii) hybrid capital instruments, (iv) perpetual debt, (v) mandatory convertible securities, and (vi) subordinated debt and intermediate-term preferred stock up to 50% of Tier I Capital. Total capital is the sum of Tier I and Tier II Capital less reciprocal holdings of other banking organizations’ capital instruments, investments in unconsolidated subsidiaries and any other deductions as determined by the appropriate regulator (determined on a case by case basis or as a matter of policy after formal rule making).

          In computing total risk-weighted assets, bank holding company assets are given risk-weights of 0%, 20%, 50% and 100%. In addition, certain off-balance sheet items are given similar credit conversion factors to convert them to asset equivalent amounts to which an appropriate risk-weight will apply. Most loans will be assigned to the 100% risk category, except for performing first mortgage loans fully secured by 1- to 4-family and certain multi-family residential property, which carry a 50% risk rating. Most investment securities (including, primarily, general obligation claims on states or other political subdivisions of the United States) will be assigned to the 20% category, except for municipal or state revenue bonds, which have a 50% risk-weight, and direct obligations of the U.S. Treasury or obligations backed by the full faith and credit of the U.S. Government, which have a 0% risk-weight. In covering off-balance sheet items, direct credit substitutes, including general guarantees and standby letters of credit backing financial obligations, are given a 100% conversion factor. Transaction-related contingencies such as bid bonds, standby letters of credit backing non-financial obligations, and undrawn commitments (including commercial credit lines with an initial maturity of more than one year) have a 50% conversion factor. Short-term commercial letters of credit are converted at 20% and certain short-term unconditionally cancelable commitments have a 0% factor.

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

          It should be noted that the minimum ratios referred to above are merely guidelines and the bank regulators possess the discretionary authority to require higher capital ratios.

          As of December 31, 2010, we exceeded the requirements contained in the applicable regulations, policies and directives pertaining to capital adequacy to be classified as “well capitalized”, and are unaware of any material violation or alleged violation of these regulations, policies or directives. Rapid growth, poor loan portfolio performance, or poor earnings performance, or a combination of these factors, could change our capital position in a relatively short period of time, making additional capital infusions necessary. See section entitled “Item F. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources” for a further discussion.

Prompt Corrective Action.

          Immediately upon becoming undercapitalized, a depository institution becomes subject to the provisions of Section 38 of the FDIA, which: (a) restrict payment of capital distributions and management fees; (b) require that the appropriate federal banking agency monitor the condition of the institution and its efforts to restore its capital; (c) require submission of a capital restoration plan; (d) restrict the growth of the institution’s assets; and (e) require prior approval of certain expansion proposals. The appropriate federal banking agency for an undercapitalized institution also may take any number of discretionary supervisory actions if the agency determines that any of these actions is necessary to resolve the problems of the institution at the least possible long-term cost to the deposit insurance fund, subject in certain cases to specified procedures. These discretionary supervisory actions include: (a) requiring the institution to raise additional capital; (b) restricting transactions with affiliates; (c) requiring divestiture of the institution or the sale of the institution to a willing purchaser; and (d) any other supervisory action that the agency deems appropriate. These and additional mandatory and permissive supervisory actions may be taken with respect to significantly undercapitalized and critically undercapitalized institutions.

Basel III.

          On December 17, 2009, the Basel Committee proposed significant changes to bank capital and liquidity regulation, including revisions to the definitions of Tier I Capital and Tier II Capital applicable to Basel III.

          The short-term and long-term impact of the new Basel III capital standards and the forthcoming new capital rules to be proposed for non-Basel III U.S. banks is uncertain. As a result of the recent deterioration in the global credit markets and the potential impact of increased liquidity risk and interest rate risk, it is unclear what the short-term impact of the implementation of Basel III may be or what impact a pending alternative standardized approach to Basel III option for non-Basel III U.S. banks (such as the Banks) may have on the cost and availability of different types of credit and the potential compliance costs of implementing the new capital standards.

          On September 12, 2010, the oversight body of the Basel Committee announced a package of reforms which will increase existing capital requirements substantially over the next four years. These capital reforms were endorsed by the G20 at the summit held in Seoul, South Korea in November 2010.

Interstate Banking and Branching.

          The Bank Holding Company Act was amended by the Interstate Banking Act in 1994 to permit adequately capitalized and managed financial and bank holding companies to acquire banks in any state. State laws prohibiting interstate banking or discriminating against out-of-state banks were preempted. States were not permitted to enact laws opting out of this provision; however, states were allowed to adopt a minimum age restriction requiring that target banks located within the state be in existence for a period of years, up to a maximum of five years, before a bank would be subject to the Interstate Banking Act. The Interstate Banking Act, as amended by the Dodd-Frank Act, establishes deposit caps which prohibit acquisitions that result in the acquiring company controlling 30% or more of the deposits of insured banks and thrift institutions held in the state in which the target maintains a branch or 10% or more of the deposits nationwide. States have the authority to waive the 30% deposit cap. State-level deposit caps are not preempted as long as they do not discriminate against out-of-state companies, and the federal deposit caps apply only to initial entry acquisitions.

          Under the Dodd-Frank Act, national banks and state banks are able to establish branches in any state if that state would permit the establishment of the branch by a state bank chartered in that state. Florida law permits a state bank to establish a branch of the bank anywhere in the state. Accordingly, under the Dodd-Frank Act, a bank with its headquarters outside the State of Florida may establish branches anywhere within Florida.

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

•

internal policies, procedures and controls designed to implement and maintain the savings association’s compliance with all of the requirements of the USA PATRIOT Act, the BSA and related laws and regulations;

•	systems and procedures for monitoring and reporting of suspicious transactions and activities;

•	a designated compliance officer;

•	employee training;

•	an independent audit function to test the anti-money laundering program;

•	procedures to verify the identity of each customer upon the opening of accounts; and

•	heightened due diligence policies, procedures and controls applicable to certain foreign accounts and relationships.

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

Regulatory Enforcement Authority.

          Federal and state banking laws grant substantial enforcement powers to federal and state banking regulators. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease and desist or removal orders and to initiate injunctive actions against banking organizations and institution-affiliated parties. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with regulatory authorities.

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

Consumer Laws and Regulations.

          The Banks are also subject to other federal and state consumer laws and regulations that are designed to protect consumers in transactions with banks. While the list set forth below is not exhaustive, these laws and regulations include the Truth in Lending Act, the Truth in Savings Act, the Electronic Funds Transfer Act, the Expedited Funds Availability Act, the Check Clearing for the 21st Century Act, the Fair Credit Reporting Act, the Equal Credit Opportunity Act, the Fair Housing Act, the Home Mortgage Disclosure Act, the Fair

and Accurate Transactions Act, the Mortgage Disclosure Improvement Act, and the Real Estate Settlement Procedures Act, among others. These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must deal with customers when taking deposits or making loans to such customers. The Banks must comply with the applicable provisions of these consumer protection laws and regulations as part of their ongoing customer relations.

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

Effect of Governmental Monetary Policies.

          The commercial banking business in which the Banks engage is affected not only by general economic conditions, but also by the monetary policies of the Federal Reserve. Changes in the discount rate on member bank borrowing, availability of borrowing at the “discount window,” open market operations, the imposition of changes in reserve requirements against member banks’ deposits and assets of foreign branches and the imposition of and changes in reserve requirements against certain borrowings by banks and their affiliates are some of the instruments of monetary policy available to the Federal Reserve. These monetary policies are used in varying combinations to influence overall growth and distributions of bank loans, investments and deposits, and this use may affect interest rates charged on loans or paid on deposits. The monetary policies of the Federal Reserve have had a significant effect on the operating results of commercial banks and are expected to continue to do so in the future. The monetary policies of the Federal Reserve are influenced by various factors, including inflation, unemployment, and short-term and long-term changes in the international trade balance and in the fiscal policies of the U.S. Government. Future monetary policies and the effect of such policies on the future business and earnings of the Banks cannot be predicted.

Income Taxes.

          We are subject to income taxes at the federal level and subject to state taxation in Florida. We file a consolidated federal income tax return with a fiscal year ending on December 31.

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

Risks Related to our Business

We incurred net losses for 2009 and 2010 and may incur further losses.

          We incurred net losses of $9.7 million and $10.8 million for the years ended December 31, 2010 and December 31, 2009, respectively. We may incur further losses, especially in light of economic conditions that continue to adversely affect our borrowers and us.

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

          As of December 31, 2010, the Banks’ combined allowance for loan losses was $8.0 million, which represented approximately 2.5% of their total amount of loans. The Banks had a combined $15.7 million in non-accruing loans as of December 31, 2010. The allowance may not prove sufficient to cover future loan losses. Although management uses the best information available to make determinations with respect to the allowance for loan losses, future adjustments may be necessary if economic conditions differ substantially from the assumptions used or adverse developments arise with respect to the Banks’ non-performing or performing loans. In addition, regulatory agencies, as an integral part of their examination process, periodically review the estimated losses on loans. Such agencies may require us to recognize additional losses based on their judgments about information available to them at the time of their examination. Accordingly, the allowance for loan losses may not be adequate to cover loan losses or significant increases to the allowance may be required in the future if economic conditions should worsen. Material additions to the Banks’ allowances for loan losses would adversely impact our net income and capital.

We will pursue additional capital resources in the future and these capital resources may not be available on acceptable terms or at all.

          We will incur additional debt or equity financing in the future to make strategic acquisitions or investments, for future growth, to fund losses or additional provisions for loan losses in the future, or to maintain certain capital levels in accordance with banking regulations. Such financing may not be available to us on acceptable terms or at all.

          Further, in the event that we offer additional shares of our common stock in the future, our Articles of Incorporation do not provide shareholders with preemptive rights and such shares may be offered to investors other than our existing shareholders for prices at or below the then current market price of our common stock, all at the discretion of the Board. If we do sell additional shares of common stock to raise capital, the sale could reduce market price per share of common stock and dilute your ownership interest and such dilution could be substantial.

If our non-performing assets continue to increase, our earnings will suffer.

          At December 31, 2010, our non-performing assets (which consist of non-accruing loans, loans 90 days or greater delinquent, non-performing restructured loans, foreclosed real estate assets, and repossessed personal property) totaled $21.0 million, or 4.5% of total assets, which is an increase of $8.2 million or 64.6% over non-performing assets at December 31, 2009. At December 31, 2009, our non-performing assets were $12.7 million, or 2.7 % of total assets. Our non-performing assets adversely affect our net income in various ways. We do not record interest income on non-accrual loans or real estate owned. We must reserve for probable losses, which is established through a current period charge to the provision for loan losses as well as from time to time, as appropriate, write down the value of properties in our other real estate owned portfolio to reflect changing market values. Additionally, there are legal fees associated the resolution of problem assets as well as carrying costs such as taxes, insurance and maintenance related to our other real estate owned. Further, the resolution of non-performing assets requires the active involvement of management, which can distract them from more profitable activity. Finally, if our estimate for the recorded allowance for loan losses proves to be incorrect and our allowance is inadequate, we will have to increase the allowance accordingly.

Our regulatory capital levels have declined and may continue to do so, which may have a material adverse effect on our operations.

At December 31, 2010, our consolidated Tier I leverage capital ratio was 8.4%, our consolidated total risk based capital ratio was 12.3% and our consolidated Tier I risk based capital ratio was 11.0%. While we remain well capitalized at December 31, 2010, these ratios have declined significantly over the past two years because of the Banks’ significant losses. If we continue to experience losses as we have over the past two years, our capital levels will fall below the levels required to be well capitalized. Lower capital ratios will impair our ability to compete for loans and deposits, due to regulatory restrictions and public perception. Lower capital ratios may also cause the issuance of a capital directive by a federal regulatory authority requiring an increase in capital.

You may not agree with our decisions on how we increase our capital levels.

While we remain well capitalized at December 31, 2010, if we continue to incur losses we may not remain well capitalized in 2011. We are exploring all opportunities to reduce our losses and increase our capital levels. We may make further expense reductions, which may reduce our losses. These expense reductions while helpful in reducing short-term losses may be harmful to us in the long-term as the expense reductions may adversely affect our ability to execute our business strategy. We may also seek additional equity or debt financing at terms that may not be acceptable to you.

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

•

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

•

Commercial Loans. Repayment is generally dependent upon the successful operation of the borrower’s business. In addition, the collateral securing the loans may depreciate over time, be difficult to appraise, illiquid, or fluctuate in value based on the success of the business.

•

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

          These risks inherent in our loan portfolio are exacerbated by the geographic concentration of our loan portfolio. Our interest-earning assets are heavily concentrated in commercial and residential mortgage loans secured by real estate, particularly real estate located in Central Florida. As of December 31, 2010, approximately 89 % of the Banks’ loans were secured by real estate. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower; however, the value of the collateral may decline during the time the credit is outstanding, and, therefore, the collateral may become insufficient to protect us from substantial losses. If we are required to liquidate the collateral securing a loan during a period of reduced real estate values, such as in today’s market, to satisfy the debt, our earnings and capital could be adversely affected.

          Additionally, as of December 31, 2010, substantially all of our loans secured by real estate are secured by commercial and residential properties located in Citrus, Flagler, Lake, Orange, Seminole, and Volusia Counties, Florida. The concentration of our loans in this area subjects us to the risk that a downturn in the economy or recession in that area, such as the downturn the area is currently experiencing, could result in a decrease in loan originations and increases in delinquencies and foreclosures, which would more greatly affect us than if our lending were more geographically diversified. In addition, since a large portion of our portfolio is secured by properties located in Central Florida, the occurrence of a natural disaster, such as a hurricane, could result in a decline in loan originations, a decline in the value or destruction of mortgaged properties and an increase in the risk of delinquencies, foreclosures or loss on loans originated by us. We may suffer further losses due to the decline in the value of the properties underlying our mortgage loans, which would have an adverse impact on our operations.

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

          Our profitability depends to a large extent on the Banks’ net interest income, which is the difference between income on interest-earning assets such as loans and investment securities, and expense on interest-bearing liabilities such as deposits and borrowings. We are unable to predict changes in market interest rates, which are affected by many factors beyond our control, including inflation, recession, unemployment, money supply, domestic and international events and changes in the United States and other financial markets. Our net interest income may be reduced if: (i) more interest-earning assets than interest-bearing liabilities re-price or mature during a time when interest rates are declining or (ii) more interest-bearing liabilities than interest-earning assets re-price or mature during a time when interest rates are rising.

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

          If market interest rates rise rapidly, interest rate adjustment caps may limit increases in the interest rates on adjustable rate loans, thereby reducing our net interest income.

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

          The amount that we, as a mortgagee, may realize after a default is dependent upon factors outside of our control, including, but not limited to:

•	general or local economic conditions;

•	environmental cleanup liability;

•	neighborhood values;

•	interest rates;

•	real estate tax rates;

•	operating expenses of the mortgaged properties;

•	supply of and demand for rental units or properties;

•	ability to obtain and maintain adequate occupancy of the properties;

•	zoning laws;

•	governmental rules, regulations and fiscal policies; and

•	acts of God.

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

          Liquidity is essential to our business. An inability to raise funds through deposits, borrowings, and other sources, could have a substantial negative effect on our liquidity. Our access to funding sources in amounts adequate to finance our activities on terms that are acceptable to us could be impaired by factors that affect us specifically or the financial services industry or economy in general. Factors that could negatively impact our access to liquidity sources include a decrease in the level of our business activity as a result of an economic downturn in the markets in which our loans are concentrated, adverse regulatory action against us, or our inability to attract and retain deposits. Our ability to borrow could be impaired by factors that are not specific to us or our region, such a disruption in the financial markets or negative views and expectations about the prospects for the financial services industry in light of recent turmoil faced by banking organizations and the unstable credit markets.

The banking industry is very competitive.

          The banking industry is highly competitive and the Banks compete directly with financial institutions that are more established and have significantly greater resources and lending limits. As a result of those greater resources, the larger financial institutions may be able to provide a broader range of products and services to their customers than us and may be able to afford newer and more sophisticated technology than us. Our long-term success will be dependent on the ability of the Banks to compete successfully with other financial institutions in their service areas.

Confidential customer information transmitted through the Banks’ online banking service is vulnerable to security breaches and computer viruses, which could expose us to litigation and adversely affect the Banks’ reputation and ability to generate deposits.

          The Banks provide their customers the ability to bank online. The secure transmission of confidential information over the Internet is a critical element of online banking. The Banks’ networks could be vulnerable to unauthorized access, computer viruses, phishing schemes and other security problems. The Banks may be required to spend significant capital and other resources to protect against the threat of security breaches and computer viruses, or to alleviate problems caused by security breaches or viruses. To the extent that the Banks’ activities or the activities of its customers involve the storage and transmission of confidential information, security breaches and viruses could expose the Banks to claims, litigation and other possible liabilities. Any inability to prevent security breaches or computer viruses could also cause existing customers to lose confidence in the Banks’ systems and could adversely affect their reputation and their ability to generate deposits.

Risks Related to Regulation and Legislation

We may be required to pay significantly higher FDIC deposit insurance premiums and assessments in the future.

          Recent insured depository institution failures, as well as deterioration in banking and economic conditions, have significantly increased the loss provisions of the FDIC, resulting in a decline in the designated reserve ratio of the Deposit Insurance Fund to historical lows. The FDIC recently increased the designated reserve ratio from 1.25 to 2.00. In addition, the deposit insurance limit on FDIC deposit insurance coverage generally has increased to $250,000, which may result in even larger losses to the Deposit Insurance Fund. These developments have caused an increase to our assessments, and the FDIC may be required to make additional increases to the assessment rates and levy additional special assessments on us. Higher assessments increase our non-interest expense.

          Since 2009, our assessment rates, which also include our assessment for participating in the FDIC’s Transaction Account Guarantee Program, increased from 9.9 to 17.0 basis points. Additionally, on May 22, 2009, the FDIC announced a final rule imposing a special 5.00 basis points emergency assessment as of June 30, 2009, payable September 30, 2009, based on assets minus Tier I Capital at June 30, 2009, but the amount of the assessment was capped at 10.00 basis points of domestic deposits. Finally, on November 12, 2009, the FDIC adopted a new rule requiring insured institutions to prepay on December 30, 2009, estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011, and 2012. We prepaid an assessment of $2.8 million, which incorporated a uniform 3.00 basis point increase effective January 1, 2011.

          These higher FDIC assessment rates and special assessments have had and will continue to have an adverse impact on our results of operations. Our FDIC insurance related cost was $787 thousand and $951 thousand for the years ended December 31, 2010 and December 31, 2009, respectively, compared to $195 thousand for the year ended December 31, 2008. We are unable to predict the impact in future periods, including whether and when additional special assessments will occur.

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

We are subject to extensive governmental regulation.

          We are subject to extensive governmental regulation. The Company, as a bank holding company, is regulated primarily by the Federal Reserve. The Banks are commercial banks chartered by the State of Florida and regulated by the Federal Deposit Insurance Corporation, and the Florida Office of Financial Regulation. These federal and state bank regulators have the ability, should the situation require, to place significant regulatory and operational restrictions upon us. The Banks’ activities are also regulated under consumer protection laws applicable to our lending, deposit and other activities. In addition, the Dodd-Frank Act imposes significant additional regulation on our operations.

          Banking regulations are primarily intended to protect depositors, deposit insurance funds, and the banking system as a whole, and not shareholders and creditors. A sufficient claim against us under these laws could have a material adverse effect on our results. Please refer to the section entitled “Regulatory Considerations” in this Form 10-K.

Florida financial institutions, such as the Banks, face a higher risk of noncompliance and enforcement action with the Bank Secrecy Act and other anti-money laundering statutes and regulations.

          Since September 11, 2001, banking regulators have intensified their focus on anti-money laundering and Bank Secrecy Act compliance requirements, particularly the anti-money laundering provisions of the USA PATRIOT Act. There is also increased scrutiny of compliance with the rules enforced by the Office of Foreign Assets Control (“OFAC”). Since 2004, federal banking regulators and examiners have been extremely aggressive in their supervision and examination of financial institutions located in the State of Florida with respect to the institution’s Bank Secrecy Act/Anti-Money Laundering compliance. Consequently, numerous formal enforcement actions have been issued against financial institutions.

          In order to comply with regulations, guidelines and examination procedures in this area, the Banks have been required to adopt new policies and procedures and to install new systems. If the Banks’ policies, procedures and systems are deemed deficient or the policies, procedures and systems of the financial institutions that we have already acquired or may acquire in the future are deficient, the Banks would be subject to liability, including fines and regulatory actions such as restrictions on their ability to pay dividends and the necessity to obtain regulatory approvals to proceed with certain aspects of their business plan, including their acquisition plans. In addition, because the Banks operate in Florida, we expect that the Banks will face a higher risk of noncompliance and enforcement action with the Bank Secrecy Act and other anti-money laundering statutes and regulations.

Risks Related to Market Events

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

          Our ability to engage in routine funding and other transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial institutions are interrelated as a result of trading, clearing, counterparty, lending, or other relationships. As a result, defaults by, or even rumors or questions about, one or more financial institutions, or the financial services industry generally, have led to market-wide liquidity problems, losses of depositor, creditor or counterparty confidence, and could lead to losses or defaults by us or by other institutions. We could experience increases in deposits and assets as a result of other banks’ difficulties or failures, which would increase the capital we need to support such growth.

The fair value of our investments could decline.

          Our investment securities portfolio as of December 31, 2010 has been designated as available-for-sale pursuant to U.S. GAAP relating to accounting for investments. Such principles require that unrealized gains and losses in the estimated value of the available-for-sale portfolio be “marked to market” and reflected as a separate item in shareholders’ equity (net of tax) as accumulated other comprehensive income. At December 31, 2010, we maintained $42.7 million or 80.8% of our total securities as available for sale.

          Shareholders’ equity will continue to reflect the unrealized gains and losses (net of tax) of these investments. The fair value of our investment portfolio may decline, causing a corresponding decline in shareholders’ equity.

          Management believes that several factors will affect the fair values of our investment portfolio. These include, but are not limited to, changes in interest rates or expectations of changes, the degree of volatility in the securities markets, inflation rates or expectations of inflation, and the slope of the interest rate yield curve (the yield curve refers to the differences between shorter-term and longer-term interest rates; a positively sloped yield curve means shorter-term rates are lower than longer-term rates). These and other factors may impact specific categories of the portfolio differently, and we cannot predict the effect these factors may have on any specific category.

Risks Related to an Investment in our Common Stock

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

          As of December 31, 2010, our directors and executive officers own about 1,262,972 million shares of our common stock, or approximately 20%, of our total outstanding shares, assuming all of their vested options are exercised. As a result, our management, if acting together, may be able to influence or control matters requiring approval by our shareholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions.

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

          For example, our Articles of Incorporation permit our Board of Directors to issue preferred stock without shareholder action. The ability to issue preferred stock could discourage a company from attempting to obtain control of us by means of a tender offer, merger, proxy contest or otherwise. We are also subject to certain provisions of the Florida Business Corporation Act and our Articles of Incorporation that relate to business combinations with interested shareholders. Other provisions in our Articles of Incorporation or Bylaws that may discourage takeover attempts or make them more difficult include:

•	Classified Board of Directors;

•	Requirement that only directors may fill a Board vacancy;

•	Requirement that a Special Meeting may be called only by a majority vote of our shareholders;

•	Provisions regarding the timing and content of shareholder proposals and nominations;

•	Absence of cumulative voting; and

•	Inability for shareholders to take action by written consent.

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

We have not paid cash dividends to our shareholders and currently have no plans to pay future cash dividends.

          We plan to retain earnings to finance future growth and have no current plans to pay cash dividends to shareholders. Because we have not paid cash dividends, holders of our securities will experience a gain on their investment in our securities only in the case of an appreciation of value of our securities. You should neither expect to receive dividend income from investing in our common stock nor an appreciation in value.

Your shares of common stock are not an insured deposit.

          The shares of our common stock are not a bank deposit are not insured or guaranteed by the FDIC or any other government agency. Your investment is subject to investment risk, and you must be capable of affording the loss of your entire investment.

ITEM 1B. UNRESOLVED STAFF COMMENTS

          None

ITEM 2. PROPERTIES

          As of December 31, 2010, the Banks operated 13 full service banking centers in Central Florida. The following table sets forth each of our Banks’ banking centers and date opened.

Office Name	Leased/Owned	Date Opened/Acquired

Orange Bank of Florida
Clermont	Leased (1)	November 2009
Crystal River	Owned	October 2005
Dr. Phillips (2)	Leased	July 2005
Inverness (2)	Owned	February 2008
Lake Mary	Owned	February 2008
Longwood	Land Leased/	April 2007
Bldg. Owned
Orlando (Main Office)	Leased	June 2005
Winter Garden (2)	Leased	January 2007
Winter Park	Leased	November 2007

Floridian Bank
Daytona Beach (Main Office)	Owned	March 2007
Ormond	Leased	March 2006
Palm Coast	Leased	March 2007
Port Orange	Owned	June 2008

(1)

On July 6, 2010, we announced Orange Bank entered into a Contract for Sale and Purchase (the “Agreement”) with First Team Clermont OB, LLC, a Florida limited liability company (“First Team”), on June 29, 2010. First Team is controlled by W. Warner Peacock, a director of the Company. Pursuant to the Agreement, Orange Bank purchased from First Team the real and personal property, including the land, building, and furniture and fixtures, which comprise Orange Bank’s Clermont branch (the “Clermont Branch”). The purchase of the Clermont Branch occurred on January 4, 2011.

(2)

During 2010, we announced Orange Bank will close its Dr. Phillips and Winter Garden branch banking offices, located in Orange County effective December 31, 2010. In addition, Orange Bank entered into an agreement with Old Florida National Bank to sell the Orange Bank Inverness branch banking office located in Citrus County. The sale is subject to regulatory approval and is expected to close in the second quarter of 2011.

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

ITEM 4. [REMOVED AND RESERVED.]

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

          We have never declared a cash dividend on our common stock, and we currently have no plans to declare or pay any dividends on the common stock in the foreseeable future. As a bank holding company, we have restrictions on our ability to pay dividends. Please see Item 1. Business-Regulatory Considerations-Dividends, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital resources, and Note 17 to the Consolidated Financial Statements for a discussion of these additional restrictions. As of February 28, 2011, our common stock was held by approximately 792 shareholders of record.

ITEM 6. SELECTED FINANCIAL DATA

          The following table presents our summary consolidated financial data. We derived our balance sheet and income statement data for the years ended December 31, 2010, 2009, 2008, 2007, and 2006, from our audited financial statements. The summary consolidated financial data should be read in conjunction with, and are qualified in their entirety by, our financial statements and the accompanying notes and the other information included elsewhere in this Annual Report.

(Dollars in thousands, except per share data)	As of and for the years ended December 31,

	2010	2009	2008(1)	2007	2006

Balance Sheet Data
Total assets	$461,631	$466,897	$388,145	$68,476	$50,968
Total loans, net of unearned fees	317,565	336,724	288,791	52,813	32,504
Allowance for loan losses	8,010	9,038	6,051	725	480
Securities available for sale	42,658	81,707	43,916	5,059	7,023
Securities held to maturity	10,082	12,259	12,464	0	0
Intangible assets	1,893	2,085	1,855	0	0
Deposits	412,187	406,652	307,668	51,964	34,215
Non-interest bearing deposits	78,385	67,594	54,137	8,955	5,166
Shareholders’ equity	40,103	50,483	60,714	16,412	16,688
Income Statement Data
Interest income	$19,721	$19,294	$13,982	$4,277	$1,929
Interest expense	5,733	6,942	5,446	1,832	583

Net interest income	13,988	12,352	8,536	2,445	1,346
Provision for loan losses	9,583	8,523	3,868	245	480

Net interest income after provision for loan losses	4,405	3,829	4,668	2,200	866
Non-interest income	1,211	1,285	567	214	91
Non-interest expense	15,318	15,931	11,459	2,980	1,945
Income tax benefit	—	—	(111)	(185)	(481)

Net income (loss)	$(9,702)	$(10,817)	$(6,113)	$(381)	$(507)

Per Share Data
Basic earnings (loss) per share	$(1.56)	$(1.75)	$(1.37)	$(0.22)	$(0.37)
Book value per common share	$6.47	$8.15	$9.86	$9.36	$9.54
Selected Operating Ratios
Return on average assets	(2.04)%	(2.35)%	(2.16)%	(0.59)%	(1.32)%
Return on average shareholders’ equity	(19.88)%	(18.87)%	(13.46)%	(0.84)%	(3.05)%
Net interest margin	3.18%	2.94%	3.34%	4.19%	4.42%
Selected Asset Quality Data
Non-performing loans/total loans	5.3%	2.8%	2.1%	—%	—%
Non-performing assets/total assets	4.5%	2.7%	1.7%	—%	—%
Allowance for loan losses/total loans	2.5%	2.7%	2.1%	1.4%	1.5%
Allowance for loan losses/non-performing loans	46.9%	94.3%	103.1%	—%	—%
Net charge-offs (recoveries)/average loans	3.13%	1.73%	0.03%	—%	—%
Capital Data for the Company
Equity/assets	8.7%	10.8%	15.6%	24%	32.7%
Leverage ratio	8.4%	10.0%	18.9%	24.3%	36.9%
Tier 1 risk-based capital ratio	11.0%	12.5%	17.7%	25.2%	40.8%
Total risk-based capital ratio	12.3%	13.8%	15.4%	26.3%	41.9%
Capital Data for Floridian Bank
Leverage ratio	8.0%	8.2%	14.6%	24.3%	36.9%
Tier 1 risk-based capital ratio	10.5%	10.5%	13.4%	25.2%	40.8%
Total risk-based capital ratio	11.7%	11.7%	12.9%	26.3%	41.9%
Capital Data for Orange Bank
Leverage ratio	7.3%	7.4%	7.6%	N/A	N/A
Tier 1 risk-based capital ratio	9.5%	9.0%	8.5%	N/A	N/A
Total risk-based capital ratio	10.7%	10.3%	9.8%	N/A	N/A

(1) Reflects the acquisition of Orange Bank effective March 31, 2008

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The following management’s discussion and analysis provides supplemental information, which sets forth the major factors that have affected our financial condition and results of operations during the periods included in the accompanying consolidated financial statements and should be read in conjunction with the Consolidated Financial Statements and related notes. The analysis is divided into subsections entitled “Business Overview,” “Results of Operations,” “Market Risk,” “Financial Condition,” “Liquidity,” “Capital Resources,” “Off-Balance Sheet Arrangements”, and “Accounting Policies.” The following information should provide a better understanding of the major factors and trends that affect our earnings performance and financial condition, and how our performance during 2010 compares with prior years. Throughout this section, Floridian Financial Group, Inc., and subsidiaries, collectively, are referred to as “Company,” “we,” “us,” or “our.”

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

Business Overview

          We are a multi-bank holding company headquartered in Lake Mary, Florida, a community situated between Orlando and Daytona Beach, Florida. We were incorporated on September 8, 2005 as the bank holding company of Floridian Bank, a Florida chartered commercial bank. We commenced operations, along with Floridian Bank, on March 20, 2006. Since 2006, we have experienced periods of rapid growth.

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

          Both Floridian Bank and Orange Bank are full service commercial banks, providing a wide range of business and consumer financial services in our target marketplace, which is comprised primarily of Orange, Seminole, Citrus, Lake, Flagler, and Volusia Counties in Florida. Floridian Bank is headquartered in Daytona Beach, Florida, with a primary service area in Flagler and Volusia Counties. Orange Bank is headquartered in Orlando, Florida, with a primary service area in Orange, Seminole, Lake and Citrus Counties. Collectively, as of December 31, 2010, our Banks operated 13 banking offices. On January 4, 2011, we announced Orange Bank will close two banking offices, located in Orange County and Orange Bank had entered into an agreement to sell one banking office located in Citrus County. The sale is subject to regulatory approval and is expected to close in the second quarter of 2011.

          The Banks offer commercial and retail banking services with an emphasis on commercial and commercial real estate lending, particularly to the medical services industry. As of December 31, 2010, we had total assets of $461.6 million, deposits of $412.2 million, and total gross loans of $317.8 million. In addition, as of December 31, 2010, we had $40.1 million in total shareholders’ equity. At December 31, 2010, our capital ratios surpassed all regulatory “well capitalized measures”:

	As of December 31, 2010	Minimum to be “Well Capitalized”

Total risk based capital	12.3%	10.0%
Tier 1 capital	11.0%	6.0%
Leverage capital	8.4%	5.0%

          Our lending operations are entirely in the State of Florida, which has been particularly hard hit in the recent economic downturn. Evidence of the economic downturn in Florida is reflected in current unemployment statistics. According to the U.S. Department of Labor, the Florida unemployment rate (seasonally adjusted) in December 2010 increased to 12.0% from 11.8% at the end of 2009 and from 7.6% at the end of 2008. A worsening of the economic conditions in Florida would likely exacerbate the adverse effects of these difficult market conditions on our customers, which may have a negative impact on our financial results.

          Our principal executive offices are located at 175 Timacuan Boulevard, Lake Mary, Florida 32746. The telephone number at that office is (407) 321-3233.

Results of Operations

          We incurred a consolidated net loss of $9.7 million in 2010 compared to a loss of $10.8 million in 2009 and a loss of $6.1 million in 2008. The predominate change in the 2010 and 2009 net losses versus 2008 was the result of a higher provision for loan losses which were heavily influenced by the economic downturn over the last 36 months.

          As noted previously, we merged with Orange Bank at the end of the first quarter 2008 which increased our assets from $86 million to $282 million at that time and we have realized continued growth to a level of $461.6 million at year end 2010. The significant increase in assets, including interest earning assets, led to a significant increase in our interest income.

          In both 2010 and 2009, Floridian Bank’s results were impacted by the Federal Reserve’s rate reductions in combating a slumping economy as well as the addition of a fourth banking office in November 2009. Orange Bank’s results were also directly impacted by the Federal Reserve’s rate reductions in 2010 and 2009. In addition, Orange Bank’s expenses in 2009 increased substantially due to an aggressive growth plan which included adding business development staff and four additional branches. In December 2010, Orange Bank announced a restructuring plan which includes selling one branch and closing two additional branches. We incurred a $1.0 million restructuring charge as a result of the plan.

          Throughout 2010 and 2009, we continued monitoring the quality of our loan portfolio, which led to a higher loan loss provision in 2009 and 2010 related to loan downgrades and impaired loans. Further, considering the relative accounting guidance, we recorded a $2.2 million valuation allowance in 2008 against deferred tax assets. We continued to record no tax benefit of operating losses in 2010 and 2009 and expect that this position will continue until positive operating results are sustainable.

          Net Interest Income.

          Our profitability is dependent to a large extent on net interest income which is the difference between the interest received on earning assets such as loans and securities and the interest paid on interest bearing liabilities principally deposits and borrowings. Our principal interest earning assets are loans, investment securities, and federal funds sold. Interest-bearing liabilities primarily consist of certificates of deposit, interest-bearing checking accounts (“NOW accounts”), savings deposits, and money market accounts. Funds attracted by these interest-bearing liabilities, as well as non-interest bearing deposits, are invested in interest-earning assets. Accordingly, net interest income depends upon the volume of average interest-earning assets and average interest-bearing liabilities and the interest rates earned or paid on them.

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

Average Balances and Interest Rates

(Dollars in Thousands)	Year Ended

	December 31, 2010			December 31, 2009			December 31, 2008

	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate

ASSETS
Loans, net(1)(2)	$335,868	$17,509	5.21%	$319,845	$16,920	5.29%	$194,990	$11,650	5.97%
Investment securities	70,417	2,129	3.02	75,532	2,276	3.01	38,950	1,720	4.42
Federal funds sold	32,982	68.21		22,947	47	0.20	11,797	271	2.30
Repurchase agreements	—	—	—	—	—	—	105	2	1.90
Deposits at interest with banks	1,093	15	1.37	1,429	51	3.57	9,823	339	3.44

Total earning assets	440,360	19,721	4.48%	419,753	19,294	4.60%	255,665	13,982	5.47%

Cash & due from bank	8,700			13,324			7,351
Allowance for loan losses	(8,670)			(5,358)			(2,768)
Other assets	35,375			33,256			22,418

Total assets	$475,765			$460,975			$282,666

LIABILITIES

Savings, NOW & money market	$176,131	$1,967	1.12%	$188,451	$3,003	1.59%	$120,355	$2,559	2.13%
Time deposits	166,777	3,578	2.15	143,061	3,722	2.60	80,748	2,838	3.51

Total interest bearing deposits	342,908	5,545	1.62	331,512	6,725	2.03	201,103	5,397	2.20
Short term borrowings	6,895	188	2.73	7,283	217	2.98	2,189	49	2.24

Total interest bearing liabilities	349,803	5,733	1.64%	338,795	6,942	2.05%	203,292	5,446	2.68%

Noninterest bearing deposits	75,206			62,849			33,254
Other liabilities	1,963			2,019			707

Total liabilities	426,972			403,663			237,253

Total shareholders’ equity	48,793			57,312			45,413

Total liabilities and equity	$475,765			$460,975			$282,666

Interest rate spread			2.84%			2.55%			2.79%

Net interest income		$13,988			$12,352			$8,536

Net interest margin			3.18%			2.94%			3.34%

(1)	Average balances include non-accrual loans, and are net of unearned loan fees of $205, $279, and $242 in 2010, 2009, and 2008, respectively.

(2)	Interest income includes fees on loans of $309, $196, and $303 in 2010, 2009, and 2008, respectively.

          Net interest income increased $1.6 million, or 13.2%, from $12.4 million in 2009 to $14.0 million in 2010 principally due to the growth in loans outstanding and lower cost of deposits. This favorable impact was somewhat offset by a reduction in loan yields related to troubled loan restructurings, higher non-accruing loans, and increased pricing competition on loans. The significant addition of interest earning assets acquired from the Orange Bank merger on March 31, 2008 greatly contributed to the $3.8 million increase in net interest income in 2009 versus 2008 as well as the Federal Reserve’s monetary policy of significantly reducing short-term interest rates by 400 basis points in 2008.

          Now that the Federal Reserve effectively established a zero interest rate policy throughout 2010 and 2009, going forward there will be less impact on net interest earnings due to interest rate reductions. During 2008, 2009, and 2010, the Banks have emphasized originating loans with interest rate floors of approximately six percent. Further, the Banks aggressively reduced their costs of funds through the third quarter of 2010, and lengthened deposit maturities at these lower rates. With these initiatives, it is anticipated that net interest earnings will improve in the short term, and should interest rates begin to rise, net interest income should increase modestly.

          The following table sets forth certain information regarding changes in our interest income and interest expense for the year ended December 31, 2010, as compared to the year ended December 31, 2009, and during the year ended December 31, 2009 as compared to the year ended December 31, 2008. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to changes in interest rate and changes in the volume. Changes in both volume and rate have been allocated based on the proportionate absolute changes in each category.

	Rate Volume Analysis

(Dollars In Thousands)	2010 Changes From 2009			2009 Changes From 2008

	Total Change	Due To Average		Total Change	Due To Average

		Volume	Rate		Volume	Rate

Interest Earning Assets
Loans, net	$589	$848	$(259)	$5,270	$7,448	$(2,178)
Investment securities	(147)	(154)	7	556	1,619	(1,063)
Federal funds sold	21	21	—	(224)	256	(480)
Other	(36)	(12)	(24)	(290	(292	2)

Total	427	703	(276)	5,312	9,031	(3,719)

Interest Bearing Liabilities
Savings, NOW, money market accounts	(1,035)	(196)	(839)	444	1,456	(1,012)
Time deposits	(145)	617	(762)	884	2,186	(1,302)
Short term borrowings	(29)	(12)	(17)	168	115	53

Total	(1,209)	409	(1,618)	1,496	3,757	(2,261)

Changes In Net Interest Income	$1,636	$294	$1,342	$3,816	$5,274	$(1,458)

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

          There are no residential mortgage loan concentrations in the loan portfolio. The majority of the charge-offs and impaired loans were experienced in 2010 in the commercial real estate loan portfolio which represents 76% of gross loans. These type loans are all within our general market areas and are made on terms typically at 80% loan to value. These real estate collateral dependent loans require an updated appraisal at least annually using a Board of Directors approved appraisal firm. In the event of a collateral shortfall following an appraisal update, the borrower is contacted to provide additional collateral or reduce the outstanding loan balance. Subsequent to these actions, if there is concern that the loan may not be collectable as originally documented, a loan impairment evaluation is performed and specific reserves are provided to offset any shortfalls in collectability. At December 31, 2010, loans 30 to 89 days past due in the commercial real estate portfolio totaled $6.4 million or 2.76% of total commercial real estate loans and 2.02% of total loans.

          As a direct result of these factors and analyses the loan loss provision increased $1.1 million in 2010 over 2009 and $4.7 million in 2009 versus 2008 resulting in an allowance of 2.52% and 2.68% of total loans at December 31, 2010 and December 31, 2009, respectively.

          Non Interest Income.

          Following is a schedule of non-interest income for the years ended December 31, 2010, 2009, and 2008:

	Year ended December 31,

(Dollars in thousands)	2010	2009	2008

Service charges and fees on deposit accounts	$445	$422	$222
Cash surrender value – bank owned life insurance	408	479	209
Loan fee income	49	57	32
Originating fees on loans sold	—	—	41
Other	292	121	59
Gain on sale of securities	17	206	4

Totals	$1,211	$1,285	$567

          Non-interest income decreased $74 thousand, or 5.8%, in 2010 versus 2009. Gains from sales of securities declined $189 thousand. Fee income increased due to increased demand deposit fees and an increase in our investment in Floridian Financial Mortgage related to increased mortgage activity. The cash surrender value on bank owned life insurance declined as investment returns on the cash surrender value were down from 2009.

          The increase in 2009 over 2008 was due to increased levels of loans and deposits as well as an effort to minimize fee waivers. Non-interest income was enhanced by the purchase of bank owned life insurance in mid year 2008.

          Growth in future loan and deposit fees will depend on our ability to originate new loans and garner new deposit accounts. We expect increased government regulation will increase our costs and those costs may be passed through to our customers through new and/or increased fees.

          On January 6, 2011, we announced FBC Mortgage, LLC had purchased our 49% equity interest in Floridian Financial Mortgage, LLC on December 31, 2010 for approximately $122 thousand. Subsequent to the sale of our equity interest, FBC and our two banking subsidiaries entered into a marketing arrangement where FBC will pay each bank a monthly fee for marketing services. We will experience new fee income from this arrangement, however, we will also see our non-interest income impacted as we no longer experience a return on the Floridian Financial Mortgage investment.

          Non Interest Expense.

          Following is a schedule of non-interest expense for years ended December 31, 2010, 2009, and 2008:

	Year ended December 31,

(Dollars in thousands)	2010	2009	2008

Salaries and employee benefits	$6,833	$7,498	$6,138
Occupancy and equipment expense	3,368	3,173	2,320
Data processing	1,003	889	775
Professional fee	770	744	381
Other real estate expense	794	631	—
FDIC insurance	787	951	162
Credit and collections expenses	259	412	120
Telephone and communications	248	251	208
Core deposit intangible amortization	192	192	144
Restructuring charge and operating loss	450	570	37
Other	614	620	1,173

Totals	$15,318	$15,931	$11,459

          Total non-interest expense decreased $613 thousand or 3.8% from $15.9 million in 2009 to $15.3 million in 2010. In 2010, we recognized a $1.0 million restructuring charge related to two planned branch closings and one pending branch sale. In addition, in 2009, $570 thousand was accrued for a probable loss associated with a customer fraud. In 2010, a settlement related to the customer fraud was reached and $570 thousand was recovered. Personnel costs declined $665 thousand primarily due to staff reductions occurring since the third quarter of 2009 and a $290 thousand one-time severance expense in 2009. Occupancy and equipment expenses increased $240 thousand primarily due to a new branch opened in the fourth quarter of 2009.

          Total non-interest expense increased $4.5 million, or 39.2%, from $11.5 million in 2008 to $15.9 million in 2009. Approximately $2.3 million was related to the addition of Orange Bank’s operations in March 2008. In addition, 2009 non-interest expenses, particularly personnel and occupancy expenses, reflect the full year costs associated with six branches opened during 2008. Non-interest expenses also increased in 2009 as we grew our loan portfolio and continued to experience declining credit quality. Credit and collection expenses were up $292 thousand and OREO expenses increased $631 thousand. FDIC premiums increased $789 thousand as we experienced significant deposit growth and paid a one-time assessment of $399 thousand levied on all FDIC-insured depository institutions.

          Non-interest expense unrelated to OREO and collections are expected to moderate in future periods as we leverage our existing personnel and branch network to increase loans and deposits. We expect increased government regulation will increase our costs. Non-interest expense related to current and potential OREO and collections are dependent on the State of Florida’s economy including, among other factors, lower unemployment, resumption of population growth, and new business formation.

          Income Taxes.

          We file consolidated tax returns. We have incurred operating losses since our inception in 2006 and have accumulated a net tax benefit over the past three years. We have recorded a valuation allowance to partially offset the deferred tax assets associated with the net operating loss carry forwards generated by our net losses. Management will continue to monitor the deferred tax assets, and will determine whether we will require an additional valuation allowance, or if we experience net income, whether we will need to reverse any remaining valuation allowance. We recognized no income tax benefits for the years ended December 31, 2010 and 2009 and $111 thousand for the year ended December 31, 2008. Please see Note 10 of our Notes to Consolidated Financial Statements for further information on income taxes.

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

          The following gap analysis compares the difference between the amount of interest earning assets (IEA) and interest bearing liabilities (IBL) subject to re-pricing over a period of time. A ratio of more than one indicates a higher level of re-pricing assets over re-pricing liabilities for the time period. Conversely, a ratio of less than one indicates a higher level of re-pricing liabilities over re-pricing assets for the time period. It is the Banks’ policy to maintain a cumulative one year Gap of +/- 10% and a ratio of IEA/IBL of 0.80 to 1.20. At December 31, 2010, we were within our policy limits.

	Gap Analysis

(Dollars in Thousands)	Within 3 Months	4 To 6 Months	7 To 12 Months	Total 1 Year

Interest Earning Assets (IEA)

Loans	$165,423	$5,916	$13,586	$184,925
Investment securities	8,918	15,378	15,010	39,306
Federal funds sold	2,975	—	—	2,975
Other	51,097	—	—	51,097

Total	228,413	21,294	28,596	278,303

Interest Bearing Liabilities (IBL)

Savings, NOW, money market	181,657	—	—	181,657
Certificates of deposit	28,380	16,731	39,467	84,578
Short term borrowings	6,762	—	—	6,762

Total	216,799	16,731	39,467	272,997

Period Gap	$11,614	$4,563	$(10,871)	$5,306

Cumulative Gap	$11,614	$16,177	$5,306

Cumulative Gap / Total Assets	2.52%	3.50%	1.15%
IEA / IBL (Cumulative)	105%	107%	102%

Financial Condition

          Lending Activity.

          The loan portfolio consists principally of loans to individuals and small- and medium-sized businesses within our primary market area of Central Florida. The table below shows our loan portfolio composition for the years ended December 31, 2010, 2009, 2008, 2007, and 2006.

Loan Portfolio Composition

	December 31,

(Dollars in Thousands)	2010	2009	2008	2007	2006

Commercial	$45,202	$48,565	$50,962	$17,086	$16,125
Commercial real estate	240,151	253,177	212,328	31,087	13,655
Residential mortgage	12,580	14,368	9,157	1,531	1,054
Consumer and home equity	19,837	20,893	16,586	3,155	1,710

Total loans	317,770	337,003	289,033	52,859	32,544
Less: Allowance for loan losses	8,010	9,038	6,051	725	480
Less: Net deferred fees	205	279	242	46	40

Loans, Net	$309,555	$327,686	$282,740	$52,088	$32,024

          Total loans at December 31, 2010 decreased by $19.2 million, or 5.7%, to $317.8 million compared to December 31, 2009 as we charged off loans and realized loan pay offs and pay downs in excess of new loan originations. We originated $55.5 million in new loans while experiencing $59.1 million in loan pay downs and pay offs and recording $10.7 million in loan charge offs.

          The Banks primary lending concentration is in their respective immediate market areas. As a general policy, they do not make out of market loans.

          Total loans at December 31, 2009 increased by $48.0 million to $337 million as compared to December 31, 2008.

          Following is a summary of the maturity distribution of certain loan categories based on remaining scheduled repayments of principal as of December 31, 2010:

Loan Maturities and Sensitivities to Changes in Interest Rates*

	Maturity and/or Re-pricing Period

(Dollars in Thousands)	Within 1 Year	1 – 5 Years	Over 5 Years	Total

Commercial	$36,488	$7,988	$—	$44,476
Commercial real estate	124,242	82,739	20,689	227,670
Residential mortgages	5,347	7,231	2	12,580
Consumer and home equity	18,848	869	18	19,735

Total	$184,925	$98,827	$20,709	$304,461

Fixed/variable pricing of loans with maturities due after one year
Loans at fixed interest rates		$77,116	$11,711
Loans at floating or adjustable interest rates		21,711	8,998

Total		$98,827	$20,709

* Excludes non-accrual loans and purchase accounting adjustments.

Non-Performing Assets.

          Non-performing assets increased $8.2 million, or 64.6%, from year-end 2009. We had $1.4 million of non-performing restructured loans at December 31, 2010 compared to $6.5 million in the prior year end. Non-accrual loans increased $12.6 million primarily due to five loans totaling $11.0 million. There was no industry concentration among the five loans as one was a retail strip center, one was an office building, one was a residential development, one was land and the fifth was a mortgage origination organization. OREO increased $841 thousand primarily due to the Company taking back collateral in lieu of or as part of foreclosure.

          Non-performing assets include non-accrual loans, loans 90 days or greater delinquent, non-performing restructured loans, other real estate owned, and repossessed personal property. Non-accrual loans represent loans on which interest accruals have been discontinued. Non-performing restructured loans are loans in which the borrower has been granted a concession on the interest rate or the original repayment terms due to financial distress and the borrower has not made six consecutive payments in accordance with the modified repayment terms. Other real estate owned is comprised principally of real estate properties obtained in partial or total loan satisfactions and is included in other assets at the lower of its cost or estimated fair value less selling costs.

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

          We classify loans consistent with federal banking regulations using a nine category grading system. The following table presents information regarding potential problem loans, consisting of loans graded special mention, substandard, doubtful, and loss, but still performing:

(Dollars in Thousands)	Number of Loans	Loan Balance	Percent of Total Loans

Commercial	3	$324.9%
Commercial real estate
Construction and land	4	3,891	6.7
Non-owner occupied	4	8,132	13.0
Owner occupied	9	11,625	11.7
Residential mortgages	2	1,600	5.9
Home equity	3	1,499	7.8
Consumer	—	—	—

Total	25	$27,071	8.5%

          Nonperforming loans are closely monitored on an ongoing basis as part of our loan review and work-out process. The potential risk of loss on these loans is evaluated by comparing the loan balance to the fair value of any underlying collateral or the present value of projected future cash flows. Losses are recognized where appropriate.

	Nonperforming Assets at December 31,

(Dollars in Thousands)	2010	2009	2008	2007	2006

Non-accrual	$15,665	$3,105	$5,999	$—	$—
Non-performing restructured loans	1,423	6,476	—	—	—

Total nonperforming loans	17,088	9,581	5,999	—	—
Other real estate owned	3,864	3,023	712	—	—
Repossessed personal property	—	125	—	—	—

Total nonperforming assets	$20,952	$12,729	$6,711	$—	$—

Nonperforming loans as a percentage of total loans	5.3%	2.8%	2.1%	—%	—%
Nonperforming assets as a percentage of total assets	4.5%	2.7%	1.7%	—%	—%

Past Due 90 or more days and still accruing	$63	$—	$—	$—	$—

          In the year ended December 31, 2010, interest income not recognized on non-accrual loans (but would have been recognized if the loans were current) was approximately $303 thousand. Interest income recognized on non-performing loans totaled $822 thousand.

Allowance and Provision for Loan Losses.

          The allowance for loan losses represents management’s estimate of probable loan losses inherent in the loan portfolio at a specific point in time. This estimate includes losses associated with specifically identified loans as well as estimated probable credit losses inherent in the remainder of the loan portfolio. Additions are made to the allowance through periodic provisions charged to income. Reductions to the allowance occur as loans are charged off. During 2010, we had net charge-offs of approximately $10.6 million representing 3.08% of year-to-date average loans. Further, as disclosed in Note 5 of the Consolidated Financial Statements, management added approximately $9.6 million to the allowance for loan losses through the loan loss provision bringing the total allowance to a level of approximately $8.0 million or 2.52% of total loans outstanding at December 31, 2010. Management evaluates the adequacy of the allowance at least quarterly, and in doing so relies on various factors including, but not limited to, assessment of potential loss, delinquency and non-accrual trends, portfolio growth, underlying collateral coverage and current economic conditions. This evaluation is subjective and requires material estimates that may change over time.

          There are no residential mortgage loan concentrations in the loan portfolio. The majority of the charge-offs and impaired loans were in the commercial real estate loan portfolio which represents 76% of gross loans. These type loans are all within our general market areas and are made on terms typically at 80% loan to value. These real estate collateral dependent loans require an updated appraisal at least annually using a Board of Directors approved appraisal firm. In the event of a collateral shortfall following an appraisal update, the borrower is contacted to provide additional collateral or reduce the outstanding loan balance. Subsequent to these actions, if there is concern that the loan may not be collectable as originally documented, an impairment evaluation is performed and specific reserves are provided to offset any shortfalls in collectability. At December 31, 2010, loans 30 to 89 days past due in the commercial real estate portfolio totaled $6.1 million or 2.02% of total loans.

          The components of the allowance for loan losses represent estimates based upon generally accepted accounting principles regarding accounting for contingencies and accounting by creditors for impairment of a loan. We apply this guidance to commercial loans that are considered impaired.

          A loan is considered to be impaired when, based upon current information and events, it is probable that the loan will not be repaid according to its contractual terms, including both principal and interest. Management performs individual assessments of impaired loans to determine the existence of loss exposure and, where applicable, the extent of loss exposure based upon the present value of expected future cash flows available to pay the loan, or based upon the estimated realizable collateral where a loan is collateral dependent.

          The following is a summary of information pertaining to impaired loans:

	December 31,

(Dollars in Thousands)	2010	2009

Impaired loans without a valuation allowance	$23,929	$13,959

Impaired loans with a valuation allowance	10,887	12,769

Total impaired loans	$34,816	$26,728

Valuation allowance related to impaired loans	$1,185	$3,206

          The activity in our loan loss allowance was as follows:

	Year Ended December 31,

(Dollars in Thousands)	2010	2009	2008	2007	2006

Balance at beginning of period	$9,038	$6,051	$725	$480	$—
Additions due to acquisitions	—	—	1,515	—	—

Loan charge-offs:
Commercial	1,152	1,394	57	—	—
Commercial real estate	7,663	3,624	—	—	—
Residential mortgage	2,100	—	—	—	—
Consumer and home equity	289	566	—	—	—

Total Charge-offs	11,204	5,584	57	—	—

Recoveries:
Commercial	118	48	—	—	—
Commercial real estate	404	—	—	—	—
Residential mortgage	67	—	—	—	—
Consumer and home equity	4	—	—	—	—

Total recoveries	593	48	—	—	—

Net charge-offs	10,611	5,536	57	—	—

Provision for loan losses	9,583	8,523	3,868	245	480

Balance at end of period	$8,010	$9,038	$6,051	$725	$480

Allowance / Total Loans	2.52%	2.68%	2.10%	1.37%	1.48%
Net Charge-Offs / Average Loans	3.13%	1.73%	0.03%	—	—
Allowance/Non-Performing Loans	46.9%	94.3%	100.9%	—	—

          The following table reflects the allowance allocation per loan category and percent of loans in each category to total loans for the periods indicated, for periods 2007 and 2006 disaggregated information is not available:

	December 31,

(Dollars in Thousands)	2010		2009		2008		2007		2006

Commercial	$1,281	14.2%	$1,824	14.4%	$683	11.3%	$—	—	$—	—
Commercial real estate	5,425	75.6%	5,614	75.1%	4,577	75.6%	—	—	—	—
Residential mortgage	510	4.0%	244	4.3%	366	6.1%	—	—	—	—
Consumer and home equity	729	6.2%	865	6.2%	207	3.4%	—	—	—	—
Unallocated	65	—	491	—	218	3.6%	725	100.0%	480	100.0%

Total	$8,010	100.0%	$9,038	100.0%	$6,051	100.0%	$725	100.0%	$480	100.0%

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

          As of December 31, 2010, securities totaling $42.7 million and $10.1 million were classified as available for sale and held to maturity, respectively. During 2010, securities available for sale decreased by approximately $39.0 million and securities held to maturity declined by $2.2 million from December 31, 2009. In 2010, we increased our cash holdings in anticipation of significant maturing time deposits in early 2011 which we did not believe would be renewed. We also increased our cash holdings in anticipation of increased loan originations in the first half of 2011.

          The following table sets forth the carrying amount of our investments portfolio:

	December 31,

(Dollars in Thousands)	2010	2009	2008

Carrying value of investment in:
U.S. government and federal agencies:
Held to maturity at amortized cost	$10,082	$12,259	$12,464
Available for sale at fair value	29,224	81,707	26,304
States & political subdivisions – available for sale	1,658	—	—
Mortgage backed securities – available for sale	11,776	—	17,612

Total	$52,740	$93,966	$56,380

          The following table indicates the respective maturities and weighted-average yields of securities as of December 31, 2010:

	Market Values with Maturities or Call Dates Within

(Dollars in Thousands)	1 Year	1-5 Years	5-10 Years		Over 10 Years	Yield To Maturity Or Call

U.S. government and federal agencies	$38,296	$1,010	$	—,	$—	2.66%
States & political subdivisions	—	—		1,658	—	3.40
Mortgage backed securities	1,815	—		—	9,961	2.68

Total	$40,111	$1,010		$1,658	$9,961

          Securities of a single issue which had book values in excess of 10% of our shareholders’ equity at December 31, 2010 included bonds issued by the Federal National Mortgage Association (“FNMA”), Government National Mortgage Association (“GNMA”), Federal Home Loan Mortgage Corporation (“FHLMC”), Federal Home Loan Bank (“FHLB”), and Federal Farm Credit Banks (“FFCB”)

          The FNMA bonds had an aggregate book value of and market value of $20.3 million and $19.8 million, respectively, the GNMA bonds had an aggregate book value of and market value of $12.0 million and $11.8 million, respectively, the FHLMC bonds had an aggregate book value of and market of $9.6 million and $9.7 million, respectively, the FHLB bonds had an aggregate book value and market value of $5.4 million and $5.1 million, respectively, and the FFCB bonds had an aggregate book value and market value of $5.0 million and $4.8 million, respectively, at December 31, 2010.

Deposits and Short-Term Borrowings.

          Our primary source of funds is deposits. Those deposits are provided by businesses, municipalities, and individuals located within the markets served by our Banks.

          Total deposits increased $5.5 million to $412.2 million at December 31, 2010, compared to December 31, 2009. In 2010, our demand deposit accounts, NOW accounts and money market accounts grew $18.2 million, or 7.5%, as we garnered new deposit accounts and existing depositors increased balances. Liquidity from these deposits coupled with declining loan balances reduced our need to retain and attract customers seeking higher yielding time deposits. In the last nine months of 2010, we opted not to retain or pursue deposit customers solely interested in higher yielding time deposits. As a result, our time deposits excluding brokered deposits declined $21.7 million, or 16.9%. Brokered deposits increased $9.0 million as we opted to lock in longer term funding at rates which were favorable relative to rates on time deposits being offered in our local markets..

          Short-term borrowings, made up of federal funds purchased, and customer retail repurchase agreements, decreased by $1.0 million at December 31, 2010 compared to December 31, 2009 due to a lesser reliance on federal funds purchased as deposit growth satisfied our funding needs.

          The distribution by type of our average deposit accounts for December 31, 2010, 2009, and 2008 was as follows:

	December 31,

	2010		2009		2008

(Dollars in Thousands)	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate

Noninterest bearing accounts	$75,206	—	$62,849	—	$33,254	—

Interest bearing accounts
Savings, NOW, and money market accounts	176,131	1.12%	188,451	1.59%	120,355	2.13%
Time deposits	166,777	2.15%	143,061	2.60%	80,748	3.51%

Total interest bearing deposits	342,908	1.62%	331,512	2.03%	201,103	2.20%

Average total deposits	$418,114	1.35%	$394,361	1.70%	$234,357	2.30%

Brokered deposits included in total deposits	$41,796		$36,257		$9,749
Brokered deposits as a percentage of total deposits	10.0%		8.9%		3.1%

          As of December 31, 2010, certificates of deposit of $100,000 or more mature as follows:

(Dollars in Thousands)	Amount	Weighted Average Rate

Up to 3 months	$10,098	1.83%
3 to 6 months	6,664	1.31%
6 to 12 months	17,154	1.92%
Over 12 months	27,480	2.03%

	$61,396	1.89%

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

          The primary source of liquidity is deposits provided by commercial and retail customers. The Banks attract these deposits by offering an array of products designed to match customer needs and priced in the middle of our competitors. Deposits can be very price sensitive; therefore, we believe that fluctuating deposit offering rates to the top of the market would generate a larger inflow of funds. In addition to local market deposits, the Banks have access to national brokered certificates of deposit markets as well as deposit subscription services. The Banks use these alternative sources of deposits to supplement deposits particularly when the rates are lower than the local market. These sources of deposit are limited by our policies to 25% of assets. Further, access to these brokered deposits is limited by regulation to banks that meet or exceed “well capitalized” definitions. In the event that the Company would fall below “well capitalized” levels, regulators will not permit any additional brokered deposits and would impose deposit rate restrictions not to exceed a published national rates. Overall deposit levels are monitored on a constant basis as are liquidity policy levels, which must be maintained at a minimum of 14% of total deposits. Sources of these liquidity levels include cash and due from banks, short-term investments such as federal funds sold, and our investment portfolio, which can also be used as collateral for short-term borrowings. Alternative sources of funds include unsecured federal funds lines of credit through correspondent banks. The Banks have established contingency plans in the event of extraordinary fluctuations in cash resources.

          Operating Activities.

          Cash flows from continuing operating activities primarily include net income (loss), adjusted for items in net income that did not impact cash. Net cash provided by continuing operating activities increased by $6.2 million to $3.7 million for the year ended December 31, 2010, from $2.5 million used in continuing operating activities for the year ended December 31, 2009. The increase was primarily due to an increase in other assets principally for $1.9 million due from another bank and an increase in other liabilities related to the $1.0 million restructuring charge recorded in 2010.

          Investing Activities.

          Cash used in continuing investing activities reflects the impact of loans and investments acquired for our interest-earning asset portfolios, as well as cash flows from asset sales. For the year ended December 31, 2010, we had net cash flows provided by continuing investing activities of $45.4 million, compared to $95.4 million used in investing activities for the year ended December 31, 2009. The change in cash flows from continuing investing activities was primarily due to an increase in called investment securities and lower investment purchases for the year ended December 31, 2010 compared to the year ended December 31, 2009. In addition, we experienced a decline in loan balances in 2010 due to significant pay downs and pay offs.

          Financing Activities.

          Cash flows from continuing financing activities include transactions and events whereby cash is obtained from depositors, creditors or investors. For the year ended December 31, 2010, we had net cash flows provided by continuing financing activities of $4.5 million, compared to $88.4 million for the year ended December 31, 2009. The change in cash flows from continuing financing activities was due to slower growth in our deposits somewhat offset by a lower decline in short term borrowings.

Capital Resources

          The assessment of capital adequacy depends on a number of factors such as asset quality, liquidity, earnings performance, changing competitive conditions and economic forces. We seek to maintain a strong capital base to support our growth and expansion activities, to provide stability to current operations and to promote public confidence. We successfully completed a $30 million secondary capital offering in June 2008 at a price of $12.50 per share. However, over the past two years, poor loan portfolio performance and the related impact on earnings have deteriorated our capital position. As of December 31, 2010, we exceeded the requirements contained in the applicable regulations, policies and directives pertaining to capital adequacy to be classified as “well capitalized”, and are unaware of any material violation or alleged violation of these regulations, policies or directives. Pursuant to our intent on maintaining a strong capital position, management and the Board of Directors have had exploratory discussions to determine the availability and cost of additional capital. Based on these discussions and further investigations, it may be prudent that the Company pursue another capital offering in the next 12 to 24 months.

          Key to our efforts to maintain existing capital adequacy is the need for the banks to become profitable by focusing on increasing core earnings and decreasing the levels of adversely classified and non-performing assets. Management is pursuing a number of strategic alternatives to improve the core earnings of the Banks and to reduce the level of classified assets. Current market conditions for banking institutions, the overall uncertainty in financial markets and the Banks’ high level of non-performing assets are barriers to the success of these strategies. If current adverse market factors continue for a prolonged period of time, new adverse market factors emerge, and/or the Banks are unable to successfully execute its plans in a sufficient and timely manner, it could have a material adverse effect on the Banks’ business, results of operations and financial position.

          We offer a stock purchase plan to our employees and directors to purchase shares of our common stock at fair market value. In 2010, employees purchased 4,727 shares valued at $10.00, which will be issued in February 2011. In 2009, employees purchased 7,616 shares valued at $12.50, which were issued in February 2010.

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

          At December 31, 2010, we had approximately $59.0 million in commitments to extend credit and $3.0 million in standby letters of credit. Commitments to extend credit are agreements to lend to a customer so long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Standby letters of credit are conditional commitments issued by us to guarantee the performance of a customer to a third party. We use the same credit policies in establishing commitments and issuing letters of credit as we do for on-balance sheet instruments.

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

Accounting Policies

          Critical Accounting Policies.

                    Allowance for Loan Losses

          The allowance for loan losses is a valuation allowance for probable incurred credit losses. Loan losses are charged against the allowance when management believes a loan balance is uncollectible. Subsequent recoveries, if any, are credited to the allowance. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged-off.

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

          Recent Accounting Pronouncements.

          The Financial Accounting Standards Board, the SEC, and other regulatory bodies have enacted new accounting pronouncements and standards that either has impacted our results in prior years presented, or will likely impact our results in 2011. Please refer to Note 1 in the Notes to our Consolidated Financial Statements.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

Floridian Financial Group, Inc.

We have audited the accompanying consolidated balance sheets of Floridian Financial Group, Inc. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Floridian Financial Group, Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

/s/ McGladrey & Pullen, LLP

Jacksonville, Florida

March 25, 2011

Floridian Financial Group, Inc. and Subsidiaries

Consolidated Balance Sheets
December 31, 2010 and 2009
(Dollars in thousands, except for per share amounts)

Assets	2010	2009

Cash and due from banks	$9,399	$7,743
Federal funds sold	52,473	550

Total cash and cash equivalents	61,872	8,293
Securities available for sale	42,658	81,707
Securities held to maturity (Fair value of $10,281 and $12,266 at December 31, 2010 and 2009, respectively)	10,082	12,259
Other investments	100	42
Loans, net of allowance for loan losses of $8,010 and $9,038 at December 31, 2010 and 2009, respectively	309,555	327,686
Property and equipment, net	14,283	15,250
Intangible assets	1,893	2,085
Deferred income taxes	187	275
Other real estate owned	3,864	3,023
Other assets	17,137	16,277

Total assets	$461,631	$466,897

Liabilities and shareholders’ equity
Liabilities
Deposits:
Noninterest-bearing demand	$78,385	$67,594
Savings, NOW and money market	181,657	174,238
Time deposits under $100	90,749	92,999
Time deposits of $100 or more	61,396	71,821

Total deposits	412,187	406,652
Short-term borrowings	6.762	7,805
Other liabilities	2,579	1,957

Total liabilities	421,528	416,414

Shareholders’ equity
Preferred stock, $5 par value, 1,000,000 shares authorized; none outstanding	—	—
Common stock, $5 par value, 100,000,000 shares authorized; 6,199,849 and 6,193,846 shares issued and outstanding in 2010 and 2009, respectively	30,995	30,969
Additional paid-in capital	38,148	37,793
Retained deficit	(27,835)	(18,133)
Accumulated other comprehensive loss	(1,205)	(146)

Total shareholders’ equity	40,103	50,483

Total liabilities and shareholders’ equity	$461,631	$466,897

See Notes to Consolidated Financial Statements

Floridian Financial Group, Inc. and Subsidiaries

Consolidated Statements of Operations
Years Ended December 31, 2010 and 2009
(Dollars in thousands, except for per share amounts)

	2010	2009
Interest income:
Interest and fees on loans	$17,509	$16,920
Interest on securities	2,129	2,276
Interest on federal funds sold	68	47
Other interest	15	51

Total interest income	19,721	19,294

Interest expense:
Interest on deposits	5,545	6,725
Other interest	188	217

Total interest expense	5,733	6,942

Net interest income	13,988	12,352
Provision for loan losses	9,583	8,523

Net interest income after provision for loan losses	4,405	3,829

Noninterest income:
Other noninterest income	1,194	1,079
Gain on sale of securities	17	206

Total noninterest income	1,211	1,285

Noninterest expense:
Salaries and employee benefits	6,833	7,498
Occupancy and equipment expense	3,368	3,173
Data processing	1,003	889
Professional fees	770	744
Other real estate expense	794	631
FDIC insurance	787	951
Credit and collections expenses	259	412
Telephone and communications	248	251
Core deposit intangible amortization	192	192
Restructuring charge and operating loss	450	570
Other	614	620

Total noninterest expense	15,318	15,931

Loss before income taxes	(9,702)	(10,817)

Income tax benefit	—	—

Net loss	$(9,702)	$(10,817)

Basic net loss per share	$(1.56)	$(1.75)

See Notes to Consolidated Financial Statements.

Floridian Financial Group, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity
Years Ended December 31, 2010 and 2009
(Dollars in thousands, except for per share amounts)

	Common Stock Value	Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at December 31, 2008	$30,786	$36,983	$(7,316)	$261	$60,714
Comprehensive loss:
Net loss	—	—	(10,817)	—	(10,817)
Change in unrealized gain on securities available for sale, net of income tax	—	—	—	(613)
Less reclassification adjustment for gains included in net Income, net of taxes of $0				206

Net unrealized loss				(407)	(407)

Total comprehensive loss					(11,224)

Sale of 17,312 shares of common stock to employee benefit plan	87	63	—	—	150
Share-based compensation	—	388	—	—	388
Share-based compensation in acquisition, net of registration expense of $349	—	235	—	—	235
Exercise of 6,450 stock options	32	32	—	—	64
Sale of 7,616 shares of common stock for employee stock purchase plan	38	57	—	—	95
Issuance of 5,290 shares of common stock issued in lieu of cash director fees	26	35	—	—	61

Balance at December 31, 2009	$30,969	$37,793	$(18,133)	$(146)	$50,483
Comprehensive loss:
Net loss	—	—	(9,702)	—	(9,702)
Change in unrealized gain on securities available for sale, net of income tax	—	—	—	(1,076)
Less reclassification adjustment for gains included in net Income, net of taxes of $0				17

Net unrealized loss				(1,059)	(1,059)

Total comprehensive loss					(11,361)

Sale of 3,965 shares of common stock to employee benefit plan; 4,727 shares for employee stock purchase plan; and 2.300 shares issued in lieu of director fees	56	64	—	—	120
Share-based compensation	—	315	—	—	315
Retirement of 6,000 shares of common stock	(30)	(24)	—	—	(54)

Balance at December 31, 2010	$30,995	$38,148	$(27,835)	$(1,205)	$40,103

See Notes to Consolidated Financial Statements.

Floridian Financial Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows
Years Ended December 31, 2010 and 2009
(Dollars in thousands)

	2010	2009

Cash Flows From Operating Activities
Net loss	$(9,702)	$(10,817)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for loan losses	9,583	8,523
Impairment of other real estate owned, net	436	295
Depreciation expense	1,072	1,077
Amortization expense	192	192
Net accretion of securities	107	584
Share-based compensation	344	388
Realized gain on sales of available-for-sale securities, net	(17)	(206)
Net gain on the sale of other real estate owned	—	(68)
Net loss on the disposal of premises and equipment	9	15
Increase in cash surrender value	(408)	(463)
Decrease (increase) in accrued interest receivable	395	(307)
Decrease in accrued interest payable	(90)	(18)
Other, net	1,739	(1,701)

Net cash provided by (used in) operating activities	3,660	(2,470)

Cash Flows From Investing Activities
Purchase of securities available for sale	(99,811)	(157,758)
Payments, maturities and calls of securities available for sale	137,906	119,141
Payments, maturities and calls of securities held to maturity	2,000	—
Net decrease (increase) in loans	3,645	(57,793)
Purchases of property and equipment, net	(114)	(942)
Proceeds from the sale of premises and equipment	—	168
Net (increase) decrease in other investments	(180)	(24)
Proceeds from the sale of Floridian Financial Mortgage	122	—
Proceeds from sale of other real estate owned	1,822	1,748

Net cash provided by (used in) investing activities	45,390	(95,412)

Cash Flows From Financing Activities
Net increase in deposits	5,535	98,984
Net decrease in short-term borrowings	(1,043)	(10,932)
Proceeds from sale of stock	91	370
Retirement of shares	(54)	—

Net cash provided by financing activities	4,529	88,422

Net increase (decrease) in cash and cash equivalents	53,579	(9,460)
Cash and cash equivalents
Beginning of year	8,293	17,753

Ending of year	$61,872	$8,293

Supplemental Disclosures of Cash Flow Information and noncash transactions Interest paid	$5,619	$6,928

Income taxes paid	$—	$—

Loans transferred to other real estate owned	$3,099	$4,286

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

Floridian Financial Group, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except for per share amounts)

Note 1. Nature of Business and Summary of Significant Accounting Policies (Continued)

Loans: Loans are stated at the amount of unpaid principal balances, reduced by an allowance for loan losses and unearned fees and costs. Interest on loans is calculated by using the simple interest method on daily balances of the principal amounts outstanding unless loans are classified as nonaccrual loans. The accrual of interest is discontinued when future collection of principal or interest in accordance with the contractual terms becomes doubtful. When interest accrual is discontinued, all unpaid accrued interest is reversed against interest income. Accrual of interest is generally resumed when the customer is current on all principal and interest payments and has been paying on a timely basis for a period of time. To determine financial performance for each segment the Company allocates capital, funding charges and credits, provisions for loan losses, and certain noninterest expenses, as applicable.

Accounting standards require the presentation of certain disclosure information at the portfolio segment level, which represents the level at which the Company determines its allowance for credit losses. The Company has four reportable loan segments: Commercial, Commercial Real Estate (CRE), Residential Real Estate (RRE), and Consumer and home equity. Segments are determined based on the products and services provided and the type of customer served. Commercial loans represent all business purpose loans not collateralized by real estate. CRE represent all business purpose loans collateralized by any type of real estate. RRE represent all consumer purpose loans collateralized by one to four family residences. Home equity represents all consumer open end lines of credit secured by one to four family lines of credit. Consumer loans represent any consumer purpose loans not secured by real estate. See Note 4 for a breakdown of loans by segment.

Within each segment, the Company monitors and assesses the credit risk in the following classes, based on the risk characteristic of each loan segment: Pass, Special Mention, Substandard, Doubtful, and Loss. See Note 4 for a breakdown of loans by class. Within the Commercial and CRE portfolio risk grades are assigned based on an assessment of conditions that affect the borrower’s ability to meet obligations as outlined in their loan agreement. This process includes reviewing financial information of the borrower, credit documentation, public information, past experience with the borrower, and other information that may be available specific to each borrower. Risk grades are reviewed annually on all large credit relationships or on any credit where management becomes aware of information that may affect the borrower’s ability to fulfill their contractual obligations.

Troubled Debt Restructuring: Loans classified as Troubled Debt Restructurings (TDR) include loans on nonaccrual, loans moving to nonaccrual, and loans in an accruing status. The Company evaluates each individual borrower’s financial condition and prospects for repayment under the modified terms prior to establishing a TDR. The evaluation includes but is not limited to the borrower’s capacity and willingness to pay, past payment history, and any secondary sources of payment. There were no defaults on any of the Company’s TDRs in 2010.

Nonaccrual and Impaired loans: Borrower’s who have not made scheduled payments within 30 days of their due date are considered past due. The Company has a formal review process for all past due loans which includes a review of previous performance, collateral and future cash flows. The Company’s policies related to when loans are placed on nonaccrual status conform to guidelines prescribed by bank regulatory authorities. Cash collections on nonaccrual loans are credited to the loan receivable balance and no interest income is recognized on those loans until the principal balance is current Nonaccrual loans, after a reasonable period of sustained repayment performance (generally minimum of six months), are re-evaluated for possible return to an accrual status. See Note 4 for a breakdown of the Company’s loan portfolio based on aging.

Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s original effective interest rate or, as a practical expedient, at the loan’s observable market price or the fair value of the collateral, net of selling costs, if the loan is collateral dependent. A loan is impaired when it is probable the creditor will be unable to collect all contractual principal and interest payments due in accordance with the terms of the loan agreement. On at least a quarterly basis the Company reviews impaired loans for any changes in the borrower’s ability to repay the loan. Based on this review the Company may consider making modifications to the original loan agreement

Allowance for loan losses: The allowance for loan losses is established through a provision for loan losses charged against operations. A portion of the Company’s allowance is not allocated to any specific category of loans and represents management’s best estimate of risk inherent in the calculation of the overall allowance. All commercial loans risk rated substandard or doubtful are reviewed on a quarterly basis determine if a specific reserve needs to be allocated..

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

Loan Charge-Offs: All loan segments except consumer are charged off within 30 days from the date the loan is deemed uncollectible. The recognition of the loss of loans or portions of loans occurs as soon as there is a reasonable probability of loss. When the amount of loss can be readily calculated, then the loss is recognized. In cases where an amount cannot be calculated, a specific allowance for loan losses is estimated and provided for.

Losses on consumer credit card loans are taken as soon as possible and no later than when the loan is 90 days delinquent. All other consumer loan losses are taken as soon as possible and no later than when delinquency exceeds 120 days.

As a policy, the bank reverses accrued interest on loans placed on non-accrual. If the accrued interest being reversed was recorded in a previous calendar year and the amount is material, the accrued interest associated with the previous calendar year is charged off.

Credit related financial instruments: In the ordinary course of business the Banks have entered into off-balance-sheet financial instruments consisting of commitments to extend credit and standby letters of credit. Such financial instruments are recorded in the financial statements when they are funded.

Transfers of financial assets: Transfers of financial assets are accounted for as sales only when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been legally isolated from the Company and any of its affiliates, (2) the transferee has the ability to sell or pledge the transferred asset and, (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity or maintain effective control through a third-party beneficial interest in the transferred assets, the ability to unilaterally cause the holder to return specific assets, or have an in-the-money option held by a transferor when probable that the transferor will repurchase the assets.

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

Intangible assets: The Company’s intangible assets include an immaterial amount of goodwill and the value of ongoing customer relationships (core deposit intangibles) arising form the purchase of certain assets and the assumption of certain liabilities from unrelated entities. Core deposit intangibles are amortized on a straight line basis over a 10 year period. Any impairment in the intangibles would be recorded against income in the period of impairment. No impairment was recognized for the years ended December 31, 2010 and 2009.

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

The periods subject to examination for the Company’s federal returns are the tax years subsequent to 2007. The periods subject to examination for the Company’s significant state return, which is Florida, are the tax years subsequent to 2007. The Company believes that its income tax filing positions and deductions will be sustained upon examination and does not anticipate any adjustments that will result in a material change in its financial statements. As a result, no reserve for uncertain income tax positions has been recorded.

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

.On July 21, 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. This new accounting guidance under Accounting Standards Codification (“ASC”) 310, Receivables, requires disclosure of additional information about the credit quality of an entity’s financing receivables and the allowance for credit losses. Disclosures must be disaggregated by class or portfolio segment and include, among other things, such items as a roll forward of the allowance for credit losses, certain credit quality indicators, past due and impaired loan information, and loan modification information. Except for the allowance roll forward and loan modification information, the new requirements became effective for interim and annual reporting periods beginning with year-end December 31, 2010. The new guidance only relates to financial statement disclosures and will not affect the Company’s financial condition or results of operations.

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

Note 2. Cash and Due From Banks

The Banks are required to maintain vault cash and reserve balances with the Federal Reserve Bank based upon a percentage of deposits. These requirements were $1.6 million and $0 at December 31, 2010 and 2009, respectively.

Note 3. Securities

The amortized cost and estimated fair value of securities with gross unrealized gains and losses follows:

	December 31, 2010

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Securities Available for Sale
Debt Securities:
U.S. Government and federal agencies	$30,133	$24	$933	$29,224
States & political subdivisions	1,706	—	48	1,658
Mortgage backed	12,024	1	249	11,776

Total securities available for sale	$43,863	$25	$1,230	$42,658

Securities Held to Maturity
Debt securities:
U.S. Government and federal agencies	$10,082	$199	$—	$10,281

Total securities held to maturity	$10,082	$199	$—	$10,281

	December 31, 2009

Securities Available for Sale
Debt Securities:
U.S. Government and federal agencies	$81,942	$60	$295	$81,707

Total securities available for sale	$81,942	$60	$295	$81,707

Securities Held to Maturity
Debt securities:
U.S. Government and federal agencies	$12,259	$41	$34	$12,266

Total securities held to maturity	$12,259	$41	$34	$12,266

Floridian Financial Group, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except for per share amounts)

Note 3. Securities (Continued)

At December 31, 2010 and 2009, U.S. government obligations with a carrying value of $16.6 million and $21.3 million, respectively, were pledged to secure public deposits and for other purposes required or permitted by law. At December 31, 2010 and 2009, the carrying amount of securities pledged to secure repurchase agreements was $6.7 million and $7.6 million, respectively.

The carrying amount of debt securities by contractual maturity at December 31, 2010 follows:

	Within 1 year	After 1 year through 5 years	After 5 years through 10 years	Over 10 years	Total

Available for Sale, at Fair Value
U.S. Government and federal agencies	$—	$6,928	$17,161	$5,136	$29,225
States & political subdivisions	—	—	1,658	—	1,658
Mortgage-backed	—	—	—	11,775	11,775

Total	$—	$6,928	$18,819	$16,911	$42,658

Securities Held to Maturity, at cost
U.S. Government and federal agencies	$—	$—	$—	$10,082	$10,082

Total	$—	$—	$—	$10,082	$10,082

For the years ended December 31, 2010 and 2009, proceeds from sales, maturities, and calls of securities available for sale amounted to $137.9 and $119.1 million, respectively. For the years ended December 31, 2010 and 2009, proceeds from maturities and calls of securities being held to maturity amounted to $2.0 million and zero, respectively. Gross realized gains amounted to $17 and $206 thousand, respectively. There were no gross realized losses for the years ended December 31, 2010 and 2009.

Information pertaining to securities with gross unrealized losses at December 31, 2010 and 2009 aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	December 31, 2010

	Less Than Twelve Months		Over Twelve Months

	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Total Unrealized Losses

Securities Available for Sale
Debt Securities:
U.S. Government and federal agencies	$933	$22,702	$—	$—	$933
States & political subdivisions	48	1,658	—	—	48
Mortgage-backed	249	6,704	—	—	249

Total securities available for sale	$1,230	$31,064	$—	$—	$1,230

Securities Held to Maturity
Debt Securities:
U.S. Government and federal agencies	$—	$—	$—	$—	$—

Total securities held to maturity	$—	$—	$—	$—	$—

Floridian Financial Group, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except for per share amounts)

Note 3. Securities (Continued)

	December 31, 2009

	Less Than Twelve Months		Over Twelve Months

	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Total Unrealized Losses

Securities Available for Sale
Debt Securities:
U.S. Government and federal agencies	$295	$36,121	$—	$—	$295
Mortgage-backed

Total securities available for sale	$295	$36,121	$—	$—	$295

Securities Held to Maturity
Debt Securities:
U.S. Government and federal agencies	$34	$8,186	$—	$—	$34

Total securities held to maturity	$34	$8,186	$—	$—	$34

As of December 31, 2010, the Company’s security portfolio consisted of 19 securities, 13 of which were in an unrealized loss position for a period less than 12 months. Approximately $51.1 million, or 97% of the debt securities held by the Company were issued by U.S. government-sponsored entities and agencies, primarily Fannie Mae, Freddie Mac, and Ginnie Mae, institutions which the government has affirmed its commitment to support. Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these securities and it is likely it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than temporarily impaired at December 31, 2010.

Note 4. Loans and Allowance for Loan Losses

Loans at December 31, 2010 and 2009 were comprised of the following:

	2010	2009

Commercial	$45,202	$48,565
Commercial real estate	240,151	253,177
Residential mortgage	12,580	14,368
Consumer and home equity	19,837	20,893

Total loans	317,770	337,003
Less: Allowance for loan losses	8,010	9,038
Less: Unearned fees	205	279

Net loans	$309,555	$327,686

Floridian Financial Group, Inc. Notes to Consolidated Financial Statements (Dollars in thousands, except for per share amounts)

Note 4. Loans and Allowance for Loan Losses (Continued)

Activity in the allowance for loan losses during 2010 and 2009 is as follows:

	For Years Ending December 31,

(Dollars in Thousands)	2010	2009

Balance at beginning of period	$9,038	$6,051

Loan charge-offs:
Commercial	1,152	1,394
Commercial real estate	7,663	3,624
Residential mortgage	2,100	—
Consumer and home equity	289	566

Total Charge-offs	11,204	5,584

Recoveries:
Commercial	115	48
Commercial real estate	406	—
Residential mortgage	68	—

Consumer and home equity	4	—

Total recoveries	593	48

Net charge-offs	10,611	5,536

Provision for loan losses	9,583	8,523

Balance at end of period	$8,010	$9,038

Allowance / Total Loans	2.52%	2.68%
Net Charge-Offs / Average Loans	3.13%	1.73%
Allowance/Non-Performing Loans	46.9%	94.3%

Non-accruing loans amounted to $15.7 million and $3.1 million, at December 31, 2010 and 2009, respectively. Non-performing restructured loans totaled $1.4 million at December 31, 2010 and $6.5 million at December 31, 2009. Interest income on non accrual loans is recognized on a cash basis when the ultimate collectability is no longer considered doubtful. Cash collected on nonaccrual loans is applied against the principal balance or recognized as interest income based upon management’s expectations as to the ultimate collectability of principal and interest in full. If interest on non-accruing loans had been recognized on a fully accruing basis, interest income recorded would have been $287 thousand and $369 thousand higher for the years ended December 31, 2010 and 2009, respectively. As of December 31, 2010, there was one loan totaling $63 thousand which was past due 90 days or more and still accruing interest income. This loan was subsequently paid off in its entirety.

Floridian Financial Group, Inc. Notes to Consolidated Financial Statements (Dollars in thousands, except for per share amounts)

Note 4. Loans and Allowance for Loan Losses (Continued)

The following presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment, less unearned fees, and based on impairment method as of December 31, 2010:

	Commercial	Commercial Real Estate	Residential Real Estate	Home Equity	Consumer	Unallocated	Total

Ending allowance for loan losses:
Individually evaluated for impairment	$308	$827	$50	$—	$—	$—	$1,185

Collectively evaluated for impairment	973	4,598	460	708	21	65	6,825

Total ending allowance balance	$1,281	$5,425	$510	$708	$21	$65	$8,010

Loans:
Individually evaluated for impairment	$711	$28,621	$5,235	$249	$—	$—	$34,816

Collectively evaluated for impairment	35,312	203,987	21,979	19,070	2,401	—	282,749

Total ending loan balance	$36,023	$232,608	$27,214	$19,319	$2,401	$—	$317,565

The following presents loans individually evaluated for impairment by class of loans as of December 31, 2010:

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated

With no related allowance recorded:
Commercial	$150	$150	$—
Commercial real estate
Construction and land	6,954	6,954	—
Non-owner occupied	10,140	10,140	—
Owner occupied	1,360	1,360	—
Residential	5,076	5,076	—
Home equity	249	249	—
Consumer	—	—	—

Total	23,929	23,929	—

With an allowance recorded:
Commercial	561	253	308
Commercial real estate
Construction and land	109	86	23
Non-owner occupied
Owner occupied	8,717	7,913	804
Residential	1,500	1,450	50
Home equity	—	—	—
Consumer	—	—	—

Total	10,887	9,702	1,185

Total	34,816	$33,631	$1,185

Floridian Financial Group, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except for per share amounts)

Note 4. Loans and Allowance for Loan Losses (Continued)

The following is a summary of information pertaining to impaired and nonaccrual loans:

	December 31,

	2010	2009

Impaired loans without a valuation allowance	$23,929	$13,959
Impaired loans with a valuation allowance	10,887	12,769

Total impaired loans	$34,816	$26,728

Valuation allowance related to impaired loans	$1,185	$3,206
Total nonaccrual loans	$15,665	$3,105
Total loans past-due 90 days or more and still accruing	$63	$—

	Years Ended December 31,

	2010	2009

Average investment in impaired loans	$34,837	$17,165
Interest income recognized on impaired loans	$867	$425
Interest income recognized on a cash basis on impaired loans	$—	$—

No additional funds are committed to be advanced in connection with impaired loans.

The following presents the recorded investment in non-accrual loans and loans past due over 90 days past due and still accruing by class of loans as of December 31, 2010:

	Nonaccrual	Loans Past Due Over 90 Days Still Accruing

Commercial	$529	$—
Commercial real estate
Construction and land	4,871	—
Non-owner occupied	4,141	63
Owner occupied	2,171	—
Residential	3,901	—
Home equity	52	—
Consumer	—	—

Total	$15,665	$63

The following presents the aging of the recorded investment in past due loans, less unearned fees, as of December 31, 2010 by class of loans:

	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due

Commercial	$190	$—	$150	$340	$35,684
Commercial real estate
Construction and land	272	—	1,141	1,413	57,810
Non-owner occupied	—	193	3,947	4,140	70,041
Owner occupied	469	—	63	532	98,670
Residential	249	328	1,642	2,219	24,995
Home equity	2,311	—	52	2,311	17,008
Consumer	4	—	—	56	2,346

Total	$3,495	$521	$6,995	$11,011	$306,554

Floridian Financial Group, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except for per share amounts)

Note 4. Loans and Allowance for Loan Losses (Continued)

The Company assigns a risk rating to all business purpose loans and periodically performs reviews to identify credit risks and to assess the overall collectability of the portfolio. During these internal reviews, management monitors and analyzes the financial condition of borrowers and guarantors, trends in the industries in which borrowers operate and the fair values of collateral securing these loans. These credit quality indicators are used to assign a risk rating to each individual loan. The risk ratings can be grouped into five major categories, defined as follows:

Pass – A pass loan is a strong credit with no existing or known potential weaknesses deserving of management’s close attention.

Special Mention – A special mention loan has potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or in the Company’s credit position at some future date. Special Mention loans are not adversely classified and do not expose the Company to sufficient risk to warrant adverse classification.

Substandard – A substandard loan is not adequately protected by the current financial condition and paying capacity of the borrower or the value of the collateral pledged, if any. Loans classified as substandard have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. Well-defined weaknesses include a project’s lack of marketability, inadequate cash flow or collateral support, failure to complete construction on time or the project’s failure to fulfill economic expectations. They are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected.

Doubtful – Loans classified doubtful have all the weaknesses inherent in those classified as substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently known facts, conditions and values, highly questionable or improbable.

Loss – Loans classified as loss are considered uncollectible. Once a loan becomes delinquent and repayment becomes questionable, the Company will address collateral shortfalls with the borrower and attempt to obtain additional collateral. If this is not forthcoming and payment in full is unlikely, the Bank will estimate its probable loss and immediately charge-off some or all of the balance.

As of December 31, 2010, and based on the most recent analysis performed, the risk category of loans by class of loans, less unearned fees, is as follows:

	Pass	Special Mention	Substandard	Doubtful	Loss	Not Rated

Commercial	$35,170	$—	$535	$318	$—	$—
Commercial real estate
Construction and land	50,461	1,917	6,702	143
Non-owner occupied	61,910	1,620	10,653	—	—	—

Owner occupied	85,408	8,217	5,577	—	—	—
Residential	20,389	—	4,514	2,311	—	—
Home equity	17,769	—	1,371	179	—	—
Consumer	2,401	—	—	—	—	—

Total	$273,508	$11,754	$29,352	$2,951	$—	$—

The following presents the recorded investment in residential and consumer loans based on payment activity as of December 31, 2010:

	Residential	Home Equity	Consumer

Performing	$24,653	$19,267	$2,401
Nonperforming	2,561	52	—

Total	$27,214	$19,319	$2,401

Floridian Financial Group, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except for per share amounts)

Note 5. Property and Equipment

The components of property and equipment, and the aggregate related accumulated depreciation and amortization at December 31, 2010 and 2009 are as follows:

	2010	2009

Land and land improvements	$3,726	$3,726
Buildings	9,074	9,074
Leasehold improvements	1,331	1,141
Construction in process	—	309
Furniture and equipment	3,926	3,733
Automobiles	99	99

	18,156	18,082
Less accumulated depreciation and amortization	3,873	2,832

	$14,283	$15,250

Depreciation charged to operations during 2010 and 2009 was $1.1 million and $1.1 million, respectively.

Note 6. Intangible Assets

The Company’s intangible assets consisted of the following:

	December 31,

	2010	2009

Core deposit intangibles	$1,921	$1,921
Non-amortizable goodwill	500	500

	2,421	2,421

Less accumulated amortization	528	336

Intangible assets, net	$1,893	$2,085

Core deposit intangibles of $1.9 million are being amortized over a 10 year period. Core deposit intangible assets are periodically reviewed for impairment. Any impairment in the core deposit would be recognized against income in the period of impairment.

Amortization of core deposit intangibles was approximately $192 thousand during the years ended December 31, 2010 and 2009. Estimated aggregate amortization expenses for the core deposit intangibles for the next five years and fully amortized are as follows:

Year Ending December 31,

2011	$192
2012	192
2013	192
2014	192
2015	192
Thereafter	433

$1,393

Floridian Financial Group, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except for per share amounts)

Note 7. Deposits and Short-Term Borrowings

Maturities of time certificates of deposit scheduled to mature after December 31, 2010 are as follows:

Year Ending December 31,

2011	$84,773
2012	60,573
2013	3,676
2014	1,653
2015	1,470
Thereafter	—

$152,145

The time deposits under $100 thousand and of $100 thousand or more, as reflected on the consolidated balance sheet, includes approximately $45.3 million and $36.3 million of brokered deposits at December 31, 2010 and 2009, respectively. At December 31, 2010, original maturities of brokered deposits range from one month to 20 months. Short term borrowings are comprised of collateralized retail repurchase agreements at December 31, 2010. These borrowings can be withdrawn by the customer at any time and therefore have no set maturity date.

Note 8. Employee Benefit Plans

During 2006, the Company adopted a 401(k) plan under which all full-time employees may elect to participate. There was no Company contribution to the plan in either 2010 or 2009. During 2010 and 2009, the plan acquired 3,965 and 17,312 shares, respectively, of Company common stock from the Company for the plan’s investment portfolio.

Note 9. Operating Leases

As of December 31, 2010, the Company leased nine banking facilities under non-cancelable operating leases. Eight leases are with unrelated parties and one is with a director. On January 3, 2011, the Company purchased the banking office which was being leased from a director.

The Company gave written notification at year end to the landlords of three of its facilities of its intention to vacate the premises. Two of the facilities represent branches where the customer relationship is being moved to other branches. The third facility housed the Company’s loan operations department, which was relocated to the Company’s Lake Mary location in December 2010, and the Company’s IT department, which was moved to the Clermont office effective 1/1/2011.

No restructure charge was recognized on one of the facilities since it is expected that the Company will be able to sub-lease the facility and receive book value for all leasehold improvements and furniture, fixtures, and equipment. A one-time charge of $738 thousand was recognized for the other two facilities to reflect the present value of future lease payments, net of expected subleases, and leasehold improvements that are not deemed recoverable through the end of the lease term.

The Company signed an agreement of sale on a fourth facility at year end. The restructure charge on this facility represents the write down of the carrying value of the land and building, leasehold improvements, and furniture, fixtures and equipment to reflect the amount to be recognized through the sale. A one-time charge of $262 thousand was recognized.

Total restructuring charges of $1.0 million was recorded for 2010 to reflect the impact of these decisions. Future amounts due under the leases in the five years after 2010 and in the aggregate for the two banking offices being closed in the first quarter of 2011 and the five banking offices continuing to operate are as follows:

Year Ending December 31,

2011	$804
2012	756
2013	779
2014	633
2015	290
Thereafter	2,510

$5,772

Floridian Financial Group, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except for per share amounts)

Note 9. Operating Leases (Continued)

The total charge to 2010 and 2009 operations for all operating leases was $1.3 million and $1.1 million, respectively. The leases for the five banking offices continuing to operate are generally for a ten year term, one ending in 2014, two ending in 2015, one ending in 2016, another is a seven year lease ending in 2014, and one is a thirty year land lease ending in 2036. These leases usually contain five or ten year renewal options.

Note 10. Income Taxes

Due to the Company’s recording of a valuation allowance for deferred taxes there were no income taxes charged to operations for the years ended December 31, 2010 and 2009.

The provision for income taxes differs from the amounts determined by applying the statutory federal income tax rate to income before income taxes for the following reasons:

	For the Year ended December 31,

	2010 Amount	%	2009 Amount	%

Income tax at statutory rate	$(3,298)	34.0%	$(3,678)	34.0%

Increase (decrease) in tax expenses resulting from:
Permanent differences	(35)	0.4%	(20)	0.2%
State tax, net of federal benefit	(400)	4.1%	(359)	3.3%
Change in valuation allowance during year	4,143	-42.7%	3,726	-34.5%
Other	(410)	4.2%	331	-3.0%

Income tax benefit	0	0.0%	$0	0.0%

Net deferred tax assets are included in other assets in the accompanying balance sheets. The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities at December 31, 2010 and 2009 follow:

	2010	2009

Deferred tax assets
Loan loss allowance	$1,439	$2,515
Pre-opening and organizational costs	327	362
Net operating loss carry forward	8,383	4,079
Contribution carryover	30	25
Non-accrual interest income	188	49
Compensation costs	47	22
Accrued Registration expenses – merger adjustment	111	111
Other real estate owned impairments	63
Unrealized losses on available for sale securities	132
Accrued expenses	215	211

Gross deferred tax assets	10,935	7,374
Valuation allowance	(10,070)	(5,926)

Net deferred tax assets	$865	$1,448

Deferred tax liabilities
Property and equipment	$(61)	$(172)
Unrealized gains/(losses) on available for sale securities	—	(233)
Unearned compensation – merger adjustment	(61)	(61)
Core deposit intangible – merger adjustment	(524)	(596)
Loan portfolio mark up – merger adjustment	(33)	(110)

Deferred tax liabilities	(679)	(1,173)

Net deferred tax assets	$187	$275

Floridian Financial Group, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except for per share amounts)

Note 10. Income Taxes (Continued)

At December 31, 2010 and 2009, the consolidated company has a net operating loss carryover of approximately $22.9 and $10.8 million, respectively, for income tax purposes which will expire in 2027, 2028, 2029 and 2030 if not utilized earlier.

Note 11. Related Party Accounts

The Banks periodically make loans to principal shareholders and to directors and/or companies in which they hold a 10% or more beneficial ownership. Any such loans are made in the normal course of business at prevailing interest rates and terms. Annual activity consisted of the following:

	For the Year Ended December 31,

	2010	2009

Beginning balance	$15,779	$13,876
New loans	2,891	7,895
Less: Repayments	1,419	5,992

Ending balance	$17,251	$15,779

Note 12. Commitments and Contingencies

Financial instruments with off-balance-sheet risk: The financial statements do not reflect various commitments and contingent liabilities that arise in the normal course of business to meet the financing needs of customers. These include commitments to extend credit and honor stand-by letters of credit. These instruments involve, to varying degrees, elements of credit, interest rate and liquidity risks in excess of amounts reflected in the balance sheets. The extent of the Banks’ involvement in these commitments or contingent liabilities is expressed by the contractual, or notional, amounts of the instruments. Commitments to extend credit, which amount to $59.0 million and $62.5 million at December 31, 2010 and 2009, respectively, represent agreements to lend to customers with fixed expiration dates or other termination clauses.

Since many commitments are expected to expire without being funded, committed amounts do not necessarily represent future liquidity requirements. The amount of collateral obtained, if any, is based on management’s credit evaluation in the same manner as though an immediate credit extension were to be granted.

Stand-by letters of credit are conditional commitments issued by the Banks guaranteeing the performance of a customer to a third party. The decision whether to guarantee such performance and the extent of collateral requirements are made considering the same factors as are considered in credit extension. Stand-by letters of credit totaling $3.0 million and zero are outstanding as of December 31 2010 and 2009, respectively.

Lines of credit: At December 31, 2010 and 2009, the Bank has unsecured federal funds lines of credit of $16.1 and $20.2 million, respectively, available from its correspondent banks. The highest single day borrowing under these lines was $3.1 million during the year ended December 31, 2010.

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

Floridian Financial Group, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except for per share amounts)

Note 13. Earnings Per Share

The following table sets forth the computation of basic earnings per share:

	For the Year Ended December 31,

	2010	2009

Numerator: Net Loss	$9,702	$10,817

Denominator for Basic Earnings Per Share Weighted-Average Shares	6,201	6,181

Basic Loss Per Share	$1.56	$1.75

As of December 31, 2010 and 2009, all of the existing stock options were considered anti-dilutive. Therefore, diluted earnings per share is not calculated.

Note 14. Share-Based Compensation

The boards of directors and shareholders have approved stock option plans permitting the granting of options to acquire up to 1,548,461 shares of the Company’s common stock to employees, directors and consultants. At December 31, 2010 there were 811,362 options outstanding and 737,098 options yet to be granted.

The Company adopted the FASB standard for stock options effective January 1, 2006. The fair value of options granted during 2010 and 2009 have been estimated on the date of grant, using the Black-Scholes option pricing model, under the following assumptions:

	2010	2009

Risk-free interest rate	2.71%	3.06%
Expected life in years	7.00	7.00
Expected dividend yield	—	—
Expected stock volatility	10.00%	10.00%
Average grant-date fair value of options issued during the year – per option	$2.34	$2.75

The Company granted 161,500 options in 2010 and 144,050 options in 2009. Share-based compensation included in the consolidated Statements of Operations is $315 thousand and $388 thousand in 2010 and 2009, respectively.

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

Floridian Financial Group, Inc. Notes to Consolidated Financial Statements (Dollars in thousands, except for per share amounts)

Note 14. Share-Based Compensation (Continued)

Option activity during 2010 and 2009 is as follows:

	2010		2009

	Number	Avg. Price	Number	Avg. Price

Options outstanding beginning of year	712,627	$10.38	840,361	$10.43
Forfeited	(62,765)	10.59	(265,334)	9.99
Exercised	—	—	(6,450)	10.00
Granted	161,500	11.39	144,050	12.50

Options outstanding end of year	811,362	11.08	712,627	10.98

Exercisable at end of year	512,098	$10.57	489,492	$10.38

Information pertaining to options outstanding at December 31, 2010 is as follows:

	Options Outstanding			Options Exercisable

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$9.58 - $11.00	457,862	5.8 years	$9.97	390,598	$9.97
$11.01 - $12.50	353,500	8.0 years	12.50	121,500	12.50

Outstanding at end of year	811,362	6.8 years	$11.08	512,098	$10.57

	Number of Shares	Weighted Average Grant Date Fair Value

Non-vested options, December 31, 2009	223,135	$3.12
Granted	161,500	2.34
Vested	(58,228)	3.38
Forfeited	(27,143)	2.99

Non-vested options, December 31, 2010	299,264	2.67

The remaining average contractual life for options outstanding and for those exercisable at December 31, 2010 is:

Outstanding	6.8
Exercisable	5.9

At December 31, 2010, there is approximately $554 thousand of unrecognized compensation expense relating to non-vested options at that date. This amount will be recognized in expense ratably as these options vest over a weighted average period of approximately 43 months.

Note 15. Concentration of Credit Risk

The current policy of the Company and the Banks is to not engage in the use of interest-rate swaps, futures, or option contracts.

Practically all of the Banks’ loans, commitments, and standby letters of credit have been granted to customers in the Banks’ market areas. The Banks are dependent on the ability of their debtors to honor their contracts which may be affected by the economic conditions of the counties surrounding the Banks. The concentration of credit by type of loan is set forth in Note 4.

Floridian Financial Group, Inc. Notes to Consolidated Financial Statements (Dollars in thousands, except for per share amounts)

Note 16. Regulatory Capital Matters

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and Banks to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations), to risk-weighted assets (as defined), and Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2010 and 2009, that the Company and Banks meet all capital adequacy requirements to which they are subject.

As of December 31, 2010, the most recent notification from the Federal Deposit Insurance Company categorized all the Banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Banks must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Company’s or Banks’ classification as of December 31, 2010.

	Actual		Minimum Amount and Ratio to Remain Well Capitalized

	Amount	Ratio	Amount	Ratio

As of December 31, 2010:
Total capital (to risk-weighted assets)
Consolidated	$43,736	12.3%	$35,717	10.0%
Floridian Bank	$13,479	11.7%	$11,486	10.0%
Orange Bank of Florida	$25,337	10.7%	$23,657	10.0%

Tier I capital (to risk-weighted assets)
Consolidated	$39,228	11.0%	$21,430	6.0%
Floridian Bank	$12,033	10.5%	$6,891	6.0%
Orange Bank of Florida	$22,345	9.5%	$14,194	6.0%
Tier I capital (to average assets)
Consolidated	$39,228	8.4%	$23,317	5.0%
Floridian Bank	$12,033	8.0%	$7,570	5.0%
Orange Bank of Florida	$22,345	7.3%	$15,404	5.0%

As of December 31, 2009:
Total capital (to risk-weighted assets)
Consolidated	$53,149	13.8%	$38,633	10.0%
Floridian Bank	$14,477	11.7%	$12,372	10.0%
Orange Bank of Florida	$26,514	10.3%	$25,830	10.0%
Tier I capital (to risk-weighted assets)
Consolidated	$48,268	12.5%	$23,180	6.0%
Floridian Bank	$12,925	10.5%	$7,423	6.0%
Orange Bank of Florida	$23,238	9.0%	$15,498	6.0%
Tier I capital (to average assets)
Consolidated	$48,268	10.0%	$24,190	5.0%
Floridian Bank	$12,925	8.2%	$7,882	5.0%
Orange Bank of Florida	$23,238	7.4%	$15,697	5.0%

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

Note 17. Fair Values of financial instruments

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

Note 17. Fair Values of Financial Instruments (Continued)

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

Impaired Loans. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with the FASB guidance “accounting by creditors for impairment of a loan,” and the fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At December 31, 2010, $2.3 million of the total impaired loans were evaluated based on the fair value of the collateral. In accordance with accounting literature, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. Collateral values are estimated using Level 3 inputs based on customized discounting criteria.

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

Short-term borrowings. The carrying amounts of borrowings under repurchase agreements maturing within 90 days in the amount of $6.8 million and federal funds of $52.5 million approximate their fair values.

Floridian Financial Group, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except for per share amounts)

Note 17. Fair Values of Financial Instruments (Continued)

Off-balance-sheet instruments. Loan commitments and letters of credit are negotiated at current market rates and are relatively short-term in nature. Therefore, their estimated fair value approximates the fees charged and is nominal at December 31, 2010 and December 31, 2009.

Financial Instruments Recorded at Fair Value on a Recurring Basis

The following table sets forth the Company’s assets and liabilities which are carried at fair value on a recurring basis as of December 31, 2010 and 2009, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	December 31, 2010

	Quoted Prices in Active Markets For Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total at Fair Value

Securities available for sale
Debt securities:
U.S Government and federal agencies	$—	$29,224	$—	$29,224
States & political subdivisions	—	1,658	—	1,658
Mortgage backed	—	11,776	—	11,776

Total securities available for sale	$—	$42,658	$—	$42,658

	December 31, 2009

	Quoted Prices in Active Markets For Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total at Fair Value

Securities available for sale
Debt securities:
U.S. Government and federal agencies	$—	$81,707	$—	$81,707

Total securities available for sale	$—	$81,707	$—	$81,707

Financial Instruments Recorded at Fair Value on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain financial assets and financial liabilities at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. The fair values of assets measured at fair value on a nonrecurring basis are as follows at December 31, 2010 and December 31, 2009:

	December 31, 2010

	Quoted Prices in Active Markets For Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3

Impaired loans	$—	$—	$13,355
Other real estate owned and repossessed property	$—	$—	$3,864

	December 31, 2009

	Quoted Prices in Active Markets For Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3

Impaired loans	$—	$—	$6,051
Other real estate owned and repossessed property	$—	$—	$3,148

Floridian Financial Group, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except for per share amounts)

Note 17. Fair Values of Financial Instruments (Continued)

Following is a summary of the carrying amounts and approximate fair values of the Company’s financial instruments at December 31, 2010 and December 31, 2009. The fair value estimates presented are based on pertinent information available to management as of December 31, 2010 and December 31, 2009. Although management is not aware of any factors that would significantly affect the estimated fair values, they have not been comprehensively revalued for purposes of these financial statements since the statement of financial condition date and therefore, current estimates of fair value may differ significantly from the amounts disclosed.

	December 31, 2010

	Carrying Amount	Estimated Fair Value

Financial assets:
Cash and due from banks	$9,399	$9,399
Federal funds sold	52,473	52,473
Securities held to maturity	10,081	10,281
Available-for-sale securities	42,658	42,658
Loans, net	309,555	306,114
Accrued interest receivable	1,322	1,322

Financial liabilities:
Deposits	412,187	413,555
Short-term borrowings	6,762	6,762
Accrued interest payable	114	114

	December 31, 2009

	Carrying Amount	Estimated Fair Value

Financial assets:
Cash and due from banks	$7,743	$7,743
Federal funds sold	550	550
Securities held to maturity	12,259	12,266
Available-for-sale securities	81,707	81,707
Loans, net	327,686	325,524
Accrued interest receivable	1,717	1,717

Financial liabilities:
Deposits	406,652	408,203
Short-term borrowings	7,805	7,805
Accrued interest payable	204	204

Floridian Financial Group, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except for per share amounts)

Note 18. Floridian Financial Group, Inc. (Parent Company-Only) Financial Information

	2010	2009

Condensed Balance Sheets
Assets
Cash and cash equivalents	$720	$406
Securities available for sale	1,510	8,812
Investment in subsidiaries	35,206	38,358
Other assets	3,388	3,391

Total assets	$40,824	$50,967

Liabilities
Other liabilities	$721	$484
Shareholders’ equity	40,103	50,483

Total liabilities and shareholders’ equity	$40,824	$50,967

Condensed Statements of Operations
Interest income	$141	$444
Noninterest income	2,976	2,070
Expenses:
Other operating expenses	3,443	2,919

Loss before income tax and recognition of net loss of subsidiaries	(326)	(405)
Income tax	—	—

Loss before recognition of net loss of subsidiaries	(326)	(405)
Recognition of net loss of subsidiaries	(9,376)	(10,412)

Net loss	$(9,702)	$(10,817)

Condensed Statements of Cash Flows
Operating activities
Net loss	$(9,702)	$(10,817)
Adjustments to reconcile net loss to cash provided by operating activities:
Recognition of net loss of subsidiaries	9,376	10,412
Other accounts – net	(592)	555

Net cash provided by (used in) operating activities	(918)	150

Investing Activities
Purchase of securities available for sale	(2,996)	(18,909)
Maturities and calls of securities available for sale	10,362	27,694
Investment in subsidiaries	(6,225)	(14,106)

Net cash provided by (used in) investing activities	1,141	(5,321)

Financing Activities
Proceeds from issuance of common stock	91	370

Net increase (decrease) in cash and cash equivalents	314	(4,801)

Cash and cash equivalents
Beginning	406	5,207

Ending	$720	$406

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

ITEM 9A. CONTROLS AND PROCEDURES

          Evaluation of Disclosure Controls and Procedures. As of December 31, 2010, the end of the period covered by this Annual Report on Form 10-K, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that as of December 31, 2010, the end of the period covered by this Annual Report on Form 10-K, we maintained effective disclosure controls and procedures.

          Management’s Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining effective internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

          Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the framework in Internal Control - Integrated Framework, our management has concluded we maintained effective internal control over financial reporting, as such term is defined in Securities Exchange Act of 1934 Rule 13a-15(f), as of December 31, 2010.

          Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting can also be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

          Management is also responsible for the preparation and fair presentation of the consolidated financial statements and other financial information contained in this report. The accompanying consolidated financial statements were prepared in conformity with U.S. generally accepted accounting principles and include, as necessary, best estimates and judgments by management.

          As a smaller reporting company, we are not required to include in this annual report an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.

          Change in Internal Control. Our management, including the Chief Executive Officer and Chief Financial Officer, has reviewed our internal control. There have been no significant changes in our internal control during our most recently completed fiscal quarter, nor subsequent to the date of their evaluation, that could significantly affect our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

          None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

          The information required by Item 10 of Form 10-K with respect to identification of directors and officers is incorporated by reference from the information contained in the sections captioned “Proposal 1 – Nominees for Election as Directors” “Executive Officers,” and “Corporate Governance – Codes of Conduct and Ethics” in our Proxy Statement for the Annual Meeting of Shareholders to be held on April 28, 2011 (the “Proxy Statement”), a copy of which we intend to file with the SEC within 120 days after the end of the year covered by this Annual Report on Form 10-K.

Section 16 Compliance

          Information appearing under the captions “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement is incorporated herein by reference.

Item 11. Executive Compensation

          The information required by Item 11 of the Form 10-K is incorporated by reference from the information contained in the sections captioned “Executive Compensation” and “Nominees for Election as Directors, Directors’ Fees” in the Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

          On March 20, 2008, our stockholders approved our 2008 Stock Option Plan (the “2008 Plan”), which provides for the granting of options to purchase up to 20% of the shares of our common stock outstanding from time to time, less the number of shares which would remain available for issuance under our previous stock option plans. Both incentive stock options and nonqualified stock options may be issued under the provisions of the 2008 Plan. Our employees and subsidiaries, members of the Board of Directors, independent consultants and advisors are eligible to participate in the 2008 Plan. Our Board of Directors or a committee of the Board of Directors authorizes the granting and vesting of options under the 2008 Plan.

          In 2009, the Company adopted a 2009 Stock Option Plan (the “2009 Plan”) which provides for the granting of nonqualified stock options, restricted stock grants, phantom stock unit awards, and stock appreciation rights up to 5% of the issued and outstanding shares of our common stock from time to time. These awards are restricted to key persons as defined in the Plan - employee, officer, director or consultant of the Company. Our Board of Directors or a committee of the Board of Directors administers the Plan including the granting of awards, limitations, restrictions and conditions.

The following table provides certain information regarding our equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

	(a)	(b)	(c)
Equity compensation plans approved by securities holders	811,362	$11.08	429,528

Equity compensation plans not approved by securities holders	—	N/A	298,500

Total	811,362	$11.08	728,028

          The other information required by Item 12 of Form 10-K is incorporated by reference from the information contained in the sections captioned “Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence

          The information required by Item 13 of Form 10-K is incorporated by reference from the information contained in the sections captioned “Transactions with Management and Related Persons” and “Proposal 1 - Nominees for Election of Directors – Committees of the Board of Directors” in the Proxy Statement.

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

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at the end of Fiscal Years 2010 and 2009

Consolidated Statements of Operations for Fiscal Years 2010 and 2009

Consolidated Statements of Changes in Shareholders’ Equity for Fiscal Years 2010 and 2009

Consolidated Statements of Cash Flows for Fiscal Years 2010 and 2009

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

10.5	Employment Agreement with Thomas H. Dargan, dated as of April 1, 2009 **

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

10.9	Employment Agreement with Keith A. Bulko, dated as of April 1, 2009 **

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

10.12

Salary Continuation Agreement for Thomas Dargan, dated as of April 1, 2009 – incorporated herein by reference to Exhibit 10.12 of the Registrant’s Annual Report on Form 10-K (filed 3/26/10) (No. 000-53589)

10.13

Salary Continuation Agreement for Keith Bulko, dated as of April 1, 2009 – incorporated herein by reference to Exhibit 12.13 of the Registrant’s Annual Report on Form 10-K (filed 3/26/10) (No. 000-53589)

EXHIBIT NO.	DESCRIPTION

10.14

Contract for Sale and Purchase made and entered into as of June 30, 2010 by and between First Team Clermont OB, LLC, and Orange Bank of Florida – incorporated herein by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q (filed 8/13/10) (No. 000-53589)

10.15	Consulting Agreement with John D. Waters, dated as of March 15, 2011 **

11.1	Statement re Computation of Per Share Earnings*

21.1	Subsidiaries of the Registrant – incorporated herein by reference to Exhibit 21.1 of the Registrant’s Registration Statement on Form 10 (filed 2/27/09) (No. 000-53589)

23.1	Consent of McGladrey & Pullen LLP, independent registered public accounting firm**

31.1	Certification of CEO pursuant to Securities and Exchange Act Section 302 of the Sarbanes-Oxley Act of 2002.**

31.2	Certification of CFO pursuant to Securities and Exchange Act Section 302 of the Sarbanes-Oxley Act of 2002.**

32.1	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

*

Information required to be presented in Exhibit 11 is provided in Note 14 to the Consolidated Financial Statements under Part II, Item 8 of this Form 10-K in accordance with the provisions of U.S. generally accepted accounting principles.

**	Filed electronically herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on March 25, 2011, its behalf by the undersigned thereunto duly authorized.

FLORIDIAN FINANCIAL GROUP, INC.

By	/s/ John D. Waters

John D. Waters
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on March 25, 2011, by the following persons on behalf of the Registrant and in the capacities indicated.

/s/ Charlie W. Brinkley, Jr.

Charlie W. Brinkley, Jr.
Chief Executive Officer
(Principal Executive Officer)

/s/ John D. Waters

John D. Waters
Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ Charlie W. Brinkley, Jr.	/s/ Jennings L. Hurt

Charlie W. Brinkley, Jr., Director	Jennings L. Hurt III, Director

/s/ Keith A. Bulko	/s/ Blaine Staed Lansberry

Keith A. Bulko, Director	Blaine Staed Lansberry, Director

/s/ William F. Crider	/s/ W. Warner Peacock

William F. Crider, Director	W. Warner Peacock, Director

/s/ Thomas H. Dargan	/s/ Stanley H. Sandefur

Thomas H. Dargan, Director	Stanley H. Sandefur, Director

/s/ Truman E. Gailey, Jr.	/s/ John D. Waters

Truman E. Gailey, Jr., Director	John D. Waters, Director

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

10.5	Employment Agreement with Thomas H. Dargan, dated as of April 1, 2009 **

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

10.9	Employment Agreement with Keith A. Bulko, dated as of April 1, 2009 **

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

10.12

Salary Continuation Agreement for Thomas Dargan, dated as of April 1, 2009 – incorporated herein by reference to Exhibit 10.12 of the Registrant’s Annual Report on Form 10-K (filed 3/26/10) (No. 000-53589)

10.13

Salary Continuation Agreement for Keith Bulko, dated as of April 1, 2009 – incorporated herein by reference to Exhibit 10.13 of the Registrant’s Annual Report on Form 10-K (filed 3/26/10) (No. 000-53589)

10.14

Contract for Sale and Purchase made and entered into as of June 30, 2010 by and between First Team Clermont OB, LLC, and Orange Bank of Florida – incorporated herein by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q (filed 8/13/10) (No. 000-53589)

10.15	Consulting Agreement with John D. Waters, dated as of March 15, 2011 **

11.1	Statement re Computation of Per Share Earnings*

21.1	Subsidiaries of the Registrant – incorporated herein by reference to Exhibit 21.1 of the Registrant’s Registration Statement on Form 10 (filed 2/27/09) (No. 000-53589)

23.1	Consent of McGladrey & Pullen LLP, independent registered public accounting firm**

31.1	Certification of CEO pursuant to Securities and Exchange Act Section 302 of the Sarbanes-Oxley Act of 2002.**

31.2	Certification of CFO pursuant to Securities and Exchange Act Section 302 of the Sarbanes-Oxley Act of 2002.**

32.1	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

*

Information required to be presented in Exhibit 11 is provided in Note 14 to the Consolidated Financial Statements under Part II, Item 8 of this Form 10-K in accordance with the provisions of U.S. generally accepted accounting principles.

**	Filed electronically herewith.