Form 10-Q
period 2011-03-31
FLORIDIAN FINANCIAL GROUP INC
filed 2011-05-16
CIK 1349593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2011

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
Yes ☐ No ☒

          At April 30, 2011, 6,205,571 shares of the Registrant’s Common Stock, $5.00 par value, were outstanding.

1

FLORIDIAN FINANCIAL GROUP, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED MARCH 31, 2011

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

          Our ability to achieve our financial objectives could be adversely affected by the factors discussed in detail in Part I, Item 2., “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and Part II, Item 1A., “Risk Factors” in this Quarterly Report on Form 10-Q, the following sections of our Annual Report on Form 10-K for the year ended December 31, 2010 (the “Annual Report”): (a) “Introductory Note” in Part I, Item 1. “Business,” (b) “Risk Factors” in Part I, Item 1A. as updated in our subsequent quarterly reports on Form 10-Q; and (c) “Introduction” in Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in Part II, Item 7, as well as:

▪	our need and our ability to incur additional debt or equity financing;

▪	legislative or regulatory changes, including the Dodd-Frank Act;

▪	the strength of the United States economy in general and the strength of the local economies in which we conduct operations;

▪	the accuracy of our financial statement estimates and assumptions, including our allowance for loan losses;

▪	the frequency and magnitude of foreclosure of our loans;

▪	the effects of the health and soundness of other financial institutions, including the FDIC’s need to increase Deposit Insurance Fund assessments;

▪	the loss of our key personnel;

▪	inflation, interest rate, market and monetary fluctuations;

▪	the effects of our lack of a diversified loan portfolio, including the risk of geographic concentration;

▪	our customers’ willingness and ability to make timely payments on their loans;

▪	fluctuations in collateral values;

▪	effect of changes in the stock market and other capital markets;

▪	the effects of harsh weather conditions, including hurricanes;

▪	the effects of man-made disaster;

▪	our ability to comply with the extensive laws and regulations to which we are subject;

▪	our ability to execute our growth strategy through expansion;

▪	our customers’ perception of the safety of their deposits at the banks;

▪	changes in the securities and real estate markets;

▪	increased competition and its effect on pricing;

▪	technological changes;

▪	changes in monetary and fiscal policies of the U.S. Government;

▪	the effects of security breaches and computer viruses that may affect our computer systems;

▪	changes in consumer spending and saving habits;

▪	changes in accounting principles, policies, practices or guidelines;

▪	anti-takeover provisions under Federal and state law as well as our Articles of Incorporation and our bylaws;

▪	other risks described from time to time in our filings with the SEC; and

▪	our ability to manage the risks involved in the foregoing.

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

Floridian Financial Group, Inc., and Subsidiaries

Condensed Consolidated Balance Sheets
March 31, 2011 and December 31, 2010 (Unaudited)
(Dollars in Thousands)

	March 31, 2011	December 31, 2010

Assets
Cash and due from banks	$12,010	$9,399
Federal funds sold	46,881	52,473

Total cash and cash equivalents	58,891	61,872
Securities available for sale	40,121	42,658
Securities held to maturity (Fair value of $10,181 at March 31, 2011 and $10,281 at December 31, 2010)	10,044	10,082
Other investments	100	100
Loans, net of allowance for loan losses of $8,723 and $8,010 at March 31, 2011 and December 31, 2010, respectively	297,968	309,555
Property and equipment, net	16,498	14,283
Intangible assets	1,845	1,893
Deferred income taxes	187	187
Other real estate owned	8,287	3,864
Other assets	16,977	17,137

Total assets	$450,918	$461,631

Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Noninterest-bearing demand	$100,165	$78,385
Savings, NOW and money market	160,991	181,657
Time deposits under $100	86,608	90,749
Time deposits of $100 or more	53,529	61,396

Total deposits	401,293	412,187

Other borrowings	7,963	6,762
Other liabilities	2,475	2,579

Total liabilities	411,731	421,528

Shareholders’ Equity
Preferred stock, $5 par value, 1,000,000 shares authorized; none outstanding	—	—
Common stock, $5 par value, 100,000,000 shares authorized; 6,205,571 and 6,199,849 shares issued and outstanding in 2011 and 2010, respectively	31,024	30,995
Additional paid-in capital	38,248	38,148
Retained deficit	(29,020)	(27,835)
Accumulated other comprehensive income (loss)	(1,065)	(1,205)

Total shareholders’ equity	39,187	40,103

Total liabilities and shareholders’ equity	$450,918	$461,631

See Notes to Unaudited Condensed Consolidated Financial Statements.

Floridian Financial Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations (Unaudited)
For the Three Months Ended March 31, 2011 and 2010
(Dollars in Thousands, Except Per Share Data)

	For the three months ended March 31,

	2011	2010

Interest income:
Interest and fees on loans	$3,887	$4,464
Interest on securities	360	677
Interest on federal funds sold	21	7
Other interest	4	—

Total interest income	4,272	5,148

Interest expense:
Interest on deposits	1,001	1,581
Other interest	65	53

Total interest expense	1,066	1,634

Net interest income	3,206	3,514

Provision for loan losses	1,167	189

Net interest income after provision for loan losses	2,039	3,325

Noninterest income:
Other noninterest income	316	290
Gain on sale of securities	—	3

Total noninterest income	316	293

Noninterest expense:
Salaries and employee benefits	1,674	1,742
Occupancy and equipment expenses	725	842
FDIC insurance	224	215
Data processing	295	227
Other real estate expense	40	165
Professional fees	242	134
Credit and collection expense	91	75
Telephone and communications	80	55
Core deposit intangible amortization	48	48
Operating recovery	—	(380)
Other operating expenses	121	206

Total noninterest expense	3,540	3,329

Income (loss) before income taxes	(1,185)	289

Income tax benefit	—	—

Net income (loss)	$(1,185)	$289

Basic net income (loss) per share	$(.19)	$.05
Diluted net income (loss) per share	(.19)	.05

Average basic shares outstanding	6,202,313	6,195,347
Average diluted shares outstanding	6,202,313	6,195,347

See Notes to Unaudited Condensed Consolidated Financial Statements.

Floridian Financial Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Shareholders’ Equity
For the Three Months Ended March 31, 2011 and 2010 (Unaudited)
(Dollars in Thousands)

	Common Stock Par Value	Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity

Balance at December 31, 2009	$30,969	$37,793	$(18,133)	$(146)	$50,483
Comprehensive income (loss):
Net income	—	—	289	—	289
Change in unrealized gain on securities available for sale, net of income tax	—	—	—	(120)
Less reclassification adjustment for gains included in net income, net of taxes of $0				3

Net unrealized loss				(117)	(117)

Total comprehensive income					172
Sale of 2,512 shares of common stock to employee benefit plan and 4,727 shares for employee stock purchase plan	37	41	—	—	78
Issuance of 2,300 shares of common stock in lieu of director fees	11	18	—	—	29
Share-based compensation	—	75	—	—	75

Balance at March 31, 2010	$31,017	$37,927	$(17,844)	$(263)	$50,837

Balance at December 31, 2010	$30,995	$38,148	$(27,835)	$(1,205)	40,103
Comprehensive income(loss):
Net loss	—	—	(1,185)	—	(1,185)
Change in unrealized loss on securities available for sale, net of income tax	—	—	—	140
Less reclassification adjustment for gains included in net loss, net of taxes of $0				—

Net unrealized gain/(loss)				140	140

Total comprehensive loss					(1,045)
Sale of 1,123 shares of common stock to employee benefit plan and 1,319 shares for employee stock purchase plan	12	11	—	—	23
Issuance of 3,280 shares of common stock issued in lieu of director fees	17	13	—	—	30
Share-based compensation	—	76	—	—	76

Balance at March 31, 2011	$31,024	$38,248	$(29,020)	$(1,065)	$39,187

See Notes to Unaudited Condensed Consolidated Financial Statements.

Floridian Financial Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)
For the Three Months Ended March 31, 2011 and 2010
(Dollars in Thousands)

	For the three months ended
	March 31, 2011	March 31, 2010

Cash Flows From Operating Activities
Net income (loss)	$(1,185)	$289
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for loan losses	1,167	189
Impairment of other real estate owned, net	—	100
Depreciation expense	270	277
Amortization expense	48	45
Net accretion of securities	49	45
Share-based compensation and director fees	106	104
Realized gain on sales of available-for-sale securities	—	(3)
Increase in cash surrender value	(86)	(107)
Increase in accrued interest receivable	(74)	(5)
Increase (decrease) in accrued interest payable	18	(4)
Other	158	(336)

Net cash provided by operating activities	471	594

Cash Flows From Investing Activities
Purchases of securities available for sale	—	(38,191)
Maturities and calls on securities available for sale	2,666	41,785
Net (increase) decrease in loans	5,958	(6,499)
Purchases of property and equipment, net	(2,485)	(8)
Net (increase) decrease in other investments	—	(37)
Proceeds from sale of other real estate owned	79	553

Net cash provided by (used in) investing activities	6,218	(2,397)

Cash Flows From Financing Activities
Net increase (decrease) in deposits	(10,894)	16,320
Net increase (decrease) in other borrowings	1,201	(1,038)
Proceeds from sale of stock	23	78

Net cash provided by (used in) by financing activities	(9,670)	15,360

Net increase (decrease) in cash and cash equivalents	(2,981)	13,557
Cash and cash equivalents
Beginning of period	61,872	8,293

End of period	$58,891	$21,850

Supplemental Disclosures of Cash Flow Information and noncash transactions

	For the three months ended
	March 31, 2011	March 31, 2010

Interest paid	$3,868	$1,635

Income taxes paid	$—	$—

Loans transferred to other real estate owned	$4,502	$72

See Notes to Unaudited Condensed Consolidated Financial Statements.

Floridian Financial Group, Inc. and Subsidiaries

Note 1.	Nature of Business and Summary of Significant Accounting Policies

Nature of business: Floridian Financial Group, Inc. (the “Company”) is a registered bank holding company formed to organize and own 100% of its subsidiary banks, Floridian Bank and Orange Bank of Florida (collectively referred to as the “Banks”). The Company was incorporated in 2005, and became operational as a bank holding company once Floridian Bank opened. Floridian Bank is a state-chartered, federally-insured full service commercial banking institution and presently conducts business from its headquarters and main office in Daytona Beach and branch offices in Ormond Beach, Palm Coast and Port Orange, Florida. Orange Bank of Florida is a state-chartered, federally-insured full service commercial banking institution with its headquarters in Orlando, Florida. The Company operates from its main office and branch offices in the Orange, Seminole, Lake and Citrus Counties, Florida.

Basis of Financial Statement Presentation: The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its Banks. Significant intercompany accounts and transactions have been eliminated in consolidation. The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America and general practices within the financial services industry. The accompanying interim period adjustments, which are necessary for a fair presentation of the consolidated financial statements, have been included. The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the results which may be expected for the year as a whole or any other interim period. The interim period consolidated financial statements and financial information included in this Form 10-Q should be read in conjunction with the notes to the consolidated financial statements included in the Company’s 2010 Form 10-K.

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

A summary of the Company’s significant accounting policies follows:

Comprehensive income (loss): Comprehensive income or loss is comprised of the net income or loss from the consolidated statement of operations and any items of “other comprehensive income.” The only item of other comprehensive income for the Banks is the unrealized gain or loss on the available-for-sale investment securities portfolio, net of tax.

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

Loans: Loans are stated at the amount of unpaid principal balances, reduced by an allowance for loan losses and unearned fees and costs. Interest on loans is calculated by using the simple interest method on daily balances of the principal amounts outstanding unless loans are classified as nonaccrual loans. The accrual of interest is discontinued when future collection of principal or interest in accordance with the contractual terms becomes doubtful. When interest accrual is discontinued, all unpaid accrued interest is reversed against interest income. Accrual of interest is generally resumed when the customer is current on all principal and interest payments and has been paying on a timely basis for at least six months.

Floridian Financial Group, Inc. and Subsidiaries

Note 1.	Nature of Business and Summary of Significant Accounting Policies (continued)

Accounting standards require the presentation of certain disclosure information at the portfolio segment level, which represents the level at which the Company determines its allowance for credit losses. The Company has four reportable loan segments: Commercial, Commercial Real Estate (CRE), Residential Real Estate (RRE), and Consumer and home equity. Segments are determined based on the products and services provided and the type of customer served. Commercial loans represent all business purpose loans not collateralized by real estate. CRE represents all business purpose loans collateralized by any type of real estate. RRE represents all consumer purpose loans collateralized by one to four family residences. Home equity represents all consumer open end lines of credit secured by one to four family lines of credit. Consumer loans represent any consumer purpose loans not secured by real estate. See Note 4 for a breakdown of loans by segment.

Within each segment, the Company monitors and assesses the credit risk in the following classes, based on the risk characteristic of each loan segment: Pass, Special Mention, Substandard, Doubtful, and Loss. See Note 4 for a breakdown of loans by class. Within the Commercial and CRE portfolio risk grades are assigned based on an assessment of conditions that affect the borrower’s ability to meet obligations as outlined in the loan agreement. This process includes reviewing financial information of the borrower, credit documentation, public information, past experience with the borrower, and other information that may be available specific to each borrower. Risk grades are reviewed annually on all large credit relationships or on any credit where management becomes aware of information that may affect the borrower’s ability to fulfill contractual obligations.

Troubled Debt Restructuring: Loans classified as Troubled Debt Restructurings (“TDR”) include loans on nonaccrual, loans moving to nonaccrual, and loans in an accruing status. The Company evaluates each individual borrower’s financial condition and prospects for repayment under the modified terms prior to restructuring. The evaluation includes but is not limited to the borrower’s capacity and willingness to pay, past payment history, and any secondary sources of payment. There were no defaults on any of the Company’s TDRs in the first quarter of 2011.

Nonaccrual and Impaired loans: Borrowers who have not made scheduled payments within 30 days of their due date are considered past due. The Company has a formal review process for all past due loans which includes a review of previous performance, collateral and future cash flows. The Company’s policy is to place all loans where interest and principal has been delinquent for 90 days or more on nonaccrual status unless the loan is well secured and in the process of collection. Loans operating on a cash basis because of deterioration in financial condition of the debtor as well as loans were the full collection of recorded interest or principal is not expected are also placed on nonaccrual status regardless of delinquency status. When loans are placed on nonaccrual status, future interest accruals are discontinued and all unpaid accrued interest is reversed against interest income.

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

Impaired loans are measured for impairment based on the present value of expected future cash flows discounted at the loan’s original effective interest rate or, as a practical expedient, at the loan’s observable market price or the fair value of the collateral, net of selling costs, if the loan is collateral dependent. A loan is impaired when it is probable the creditor will be unable to collect all contractual principal and interest payments due in accordance with the terms of the loan agreement. On at least a quarterly basis, the Company reviews impaired loans for any changes in the borrower’s ability to repay the loan. Based on this review, the Company may consider making modifications to the original loan agreement.

Allowance for loan losses: The allowance for loan losses is established through a provision for loan losses charged against operations. All commercial loans risk rated substandard or doubtful are considered impaired and are reviewed on a quarterly basis to determine if a specific reserve needs to be allocated.

Floridian Financial Group, Inc. and Subsidiaries

Note 1.	Nature of Business and Summary of Significant Accounting Policies (continued)

Loans are charged against the allowance for loan losses when management believes that the loss is confirmed. The allowance is an amount that management believes is adequate to absorb losses inherent in the loan portfolio, based on evaluations of the collectability of loans, industry historical loss experience, current economic conditions, portfolio mix, and other factors. There have been no changes to the Company’s methodology from the prior period for evaluating and allocating loan losses in regard to the provision.

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

Credit related financial instruments: In the ordinary course of business the Banks enter into off-balance-sheet financial instruments consisting of commitments to extend credit and standby letters of credit. Such financial instruments are recorded in the financial statements when they are funded.

Transfers of financial assets: Transfers of financial assets are accounted for as sales only when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been legally isolated from the Company and any of its affiliates, (2) the transferee has the ability to sell or pledge the transferred assets and, (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity or maintain effective control through a third-party beneficial interest in the transferred assets, the ability to unilaterally cause the holder to return specific assets, or have an in-the-money option held by a transferor when probable that the transferor will repurchase the assets.

Other Real Estate Owned: Other real estate owned (“OREO”) consists of property acquired through, or in lieu of, loan foreclosures or other proceedings and is initially recorded at the fair value less estimated selling costs at the date of foreclosure, which establishes a new cost basis. Subsequent to foreclosure, the properties are held for sale and are carried at the lower of cost or fair value less estimated costs of disposal. Any write-down to fair value at the time of acquisition is charged to the allowance for loan losses. Properties are evaluated regularly to ensure the recorded amounts are supported by current fair values, and a charge to operations is recorded as necessary to reduce the carrying amount to fair value less estimated costs to dispose.

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

Floridian Financial Group, Inc. and Subsidiaries

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

Share-based compensation: The Company has a stock option plan for its employees and for its directors, as more fully described in Note 14 of our Annual Report. The Company is required to recognize compensation cost relating to share-based payment transactions, based on the fair value of the equity or liability instruments issued, in its financial statements. Compensation cost has been measured using the fair value of an award on the grant dates and is recognized over the service period, which is usually the vesting period.

Reclassifications: Certain amounts in the 2010 financial statements have been reclassified for comparative purposes to conform with the presentation in the 2011 financial statements. The results of these classifications had no effect on net operations or shareholders’ equity.

Note 2.	Cash and Due From Banks

The Banks are required to maintain vault cash and reserve balances with the Federal Reserve Bank based upon a percentage of deposits. These requirements were $1.9 million at March 31, 2011 and $1.6 million at December 31, 2010.

Floridian Financial Group, Inc. and Subsidiaries

Note 3.	Securities

The amortized cost and estimated fair value of securities with gross unrealized gains and losses follows:

	As of March 31, 2011
(Dollars in Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Securities Available for Sale
Debt Securities:
U.S. Government and federal agencies	$27,630	$15	$871	$26,774
States & political subdivisions	1,705	—	16	1,689
Government sponsored mortgage backed	11,851	—	193	11,658

Total securities available for sale	$41,186	$15	$1,080	$40,121

Securities Held to Maturity
Debt Securities:
U.S. Government and federal agencies	$10,044	$137	$—	$10,181

Total securities held to maturity	$10,044	$137	$—	$10,181

	As of December 31, 2010

Securities Available for Sale
Debt Securities:
U.S. Government and federal agencies	$30,133	$24	$933	$29,224
States & political subdivisions	1,706	—	48	1,658
Government sponsored mortgage backed	12,024	1	249	11,776

Total securities available for sale	$43,863	$25	$1,230	$42,658

Securities Held to Maturity

Debt Securities:
U.S. Government and federal agencies	$10,082	$199	$—	$10,281

Total securities held to maturity	$10,082	$199	$—	$10,281

Floridian Financial Group, Inc. and Subsidiaries

Note 3.	Securities (continued)

          At March 31, 2011 and December 31, 2010, government obligations with a carrying value of $23.5 million and $16.6 million, respectively, were pledged to secure public deposits and for other purposes required or permitted by law. At March 31, 2011 and December 31, 2010, the carrying amount of securities pledged to secure repurchase agreements was $6.2 million and $6.7 million, respectively.

The carrying amount of debt securities by contractual maturity at March 31, 2011 follows:

(Dollars in Thousands)	Within 1 year	After 1 year through 5 years	After 5 years through 10 years	Over 10 years	Total

Available for Sale, at fair value
U.S. Government and federal agencies	$—	$6,855	$14,768	$5,151	$26,774
States & political subdivisions	—	713	976	—	1,689
Mortgage-backed	—	—	—	11,658	11,658

Total	$—	$7,568	$15,744	$16,809	$40,121

Securities Held to Maturity, at cost
U.S. Government and federal agencies	$—	$—	$—	$10,044	$10,044

Total	$—	$—	$—	$10,044	$10,044

For the three months ended March 31, 2011 and 2010, proceeds from sales, maturities, and calls of securities available for sale amounted to $2.7 million and $41.8 million, respectively. Gross realized gains amounted to $0 and $3 thousand, respectively. There were no gross losses for the three months ended March 31, 2011 and 2010.

Information pertaining to securities with gross unrealized losses at March 31, 2011 and December 31, 2010 aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	March 31, 2011
	Less Than Twelve Months		Over Twelve Months

(Dollars in Thousands)	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Total Unrealized Losses

Securities Available for Sale
Debt Securities:
U.S. Government and federal agencies	$871	$22,761	$—	$—	$871
States & political subdivisions	16	1,689	—	—	1,689
Mortgage-backed	193	11,658	—	—	193

Total securities available for sale	$1,080	$36,108	$—	$—	$1,080

Securities Held to Maturity
Debt Securities:
U.S. Government and federal agencies	$—	$—	$—	$—	$—

Total securities held to maturity	$—	$—	$—	$—	$—

Floridian Financial Group, Inc. and Subsidiaries

Note 3.	Securities (continued)

	December 31, 2010
	Less Than Twelve Months		Over Twelve Months

(Dollars in Thousands)	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Total Unrealized Losses

Securities Available for Sale
Debt Securities:
U.S. Government and federal agencies	$933	$22,702	$—	$—	$933
States & political subdivisions	48	1,658	—	—	48
Mortgage-backed	249	6,704	—	—	249

Total securities available for sale	$1,230	$31,064	$—	$—	$1,230

Securities Held to Maturity
Debt Securities:
U.S. Government and federal agencies	$—	$—	$—	$—	$—

Total securities held to maturity	$—	$—	$—	$—	$—

As of March 31, 2011, the Company’s security portfolio consisted of 18 securities, 12 of which were in an unrealized loss position. Approximately $48.5 million, or 97% of the debt securities held by the Company were issued by U.S. government-sponsored entities and agencies, primarily Fannie Mae, Freddie Mac and Ginnie Mae, institutions which the government has affirmed its commitment to support. Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these securities and it is likely it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at March 31, 2011.

Note 4.	Loans and Allowance for Loan Losses

Loans were comprised of the following:

(Dollars in Thousands)	March 31, 2011	December 31, 2010

Commercial	$42,144	$45,202
Commercial real estate	235,231	240,151
Residential real estate	10,016	12,580
Consumer loans	19,465	19,837

Total loans	306,856	317,770
Less: Allowance for loan losses	8,723	8,010
Less: Unearned fees	165	205

Net loans	$297,968	$309,555

Floridian Financial Group, Inc. and Subsidiaries

Note 4.	Loans and Allowance for Loan Losses (continued)

Activity in the allowance for loan losses is as follows:

	For the Three Months Ended March 31,
(Dollars in Thousands)	2011	2010

Beginning balance	$8,010	$9,038
Loan charge offs:
Commercial	—	112
Commercial real estate	272	—
Residential mortgage	141	—
Consumer and home equity	179	—

Total charge-offs	592	112

Recoveries:
Commercial	1	4
Commercial real estate	135	—
Residential mortgage	—	—
Consumer and home equity	2	—

Total recoveries	138	4

Provision for loan losses:
Commercial	420	60
Commercial real estate	350	—
Residential mortgage	—	52
Consumer and home equity	377	—
Unallocated	20	77

Total provision	1,167	189

Ending balance	$8,723	$9,119

Allowance / Total Loans	2.8%	2.7%
Net Charge-Offs / Average Loans	0.1%	NM
Allowance / Non-Performing Loans	69.3%	253%

Floridian Financial Group, Inc. and Subsidiaries

Note 4.	Loans and Allowance for Loan Losses (continued)

The following presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of March 31, 2011 and December 31, 2010:

	As of March 31, 2011

(Dollars in Thousands)	Commercial	Commercial Real Estate	Residential Real Estate	Home Equity	Consumer	Unallocated	Total

Ending allowance for loan losses:
Individually evaluated for impairment	$202	$925	$—	$—	$—	$—	$1,127
Collectively evaluated for impairment	918	5,030	423	929	19	277	7,596

Total ending allowance balance	$1,120	$5,955	$423	$929	$19	$277	$8,723

Loans:
Individually evaluated for impairment	$852	$29,018	$—	$—	$—	$—	$29,870
Collectively evaluated for impairment	41,292	206,213	10,016	17,375	2,090	—	276,986

Total ending loan balance	$42,144	$235,231	$10,016	$17,375	$2,090	$—	$306,856

	As of December 31, 2010

(Dollars in Thousands)	Commercial	Commercial Real Estate	Residential Real Estate	Home Equity	Consumer	Unallocated	Total

Ending allowance for loan losses:
Individually evaluated for impairment	$308	$877	$—	$—	$—	$—	$1,185
Collectively evaluated for impairment	973	4,598	460	708	21	65	6,825

Total ending allowance balance	$1,281	$5,475	$460	$708	$21	$65	$8,010

Loans:
Individually evaluated for impairment	$896	$33,920	$—	$—	$—	$—	$34,816
Collectively evaluated for impairment	44,306	206,231	12,580	17,078	2,759	—	282,954

Total ending loan balance	$45,202	$240,151	$12,580	$17,078	$2,759	$—	$317,770

Floridian Financial Group, Inc. and Subsidiaries

Note 4.	Loans and Allowance for Loan Losses (continued)

The following presents loans individually evaluated for impairment by class of loans as of March 31, 2011 and December 31, 2010:

	As of March 31, 2011

(Dollars in Thousands)	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized

With no related allowance recorded:
Commercial	$501	$501	$—	349	—
Commercial real estate
Construction and land	4,531	4,531	—	7055	13
Non-owner occupied	7,120	7,120	—	13,625	44
Owner occupied	3,945	3,945	—	2,696	5
Residential	—	—	—	—	—
Home equity	—	—	—	—	—
Consumer	—	—	—	—	—

Total	16,097	16,097	—	23,725	$62

With an allowance recorded:
Commercial	351	149	202	354	3
Commercial real estate
Construction and land	1,928	1,908	20	107	—
Non-owner occupied	9,317	8,452	865	8,096	—
Owner occupied	2,177	2,137	40	2,191	32
Residential	—	—	—	—	—
Home equity	—	—	—	—	—
Consumer	—	—	—	—	—

Total	13,773	12,646	1,127	10,748	35

Total	$29,870	$28,743	$1,127	$34,474	$97

Floridian Financial Group, Inc. and Subsidiaries

Note 4.	Loans and Allowance for Loan Losses (continued)

	As of December 31, 2010

(Dollars in Thousands)	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated

With no related allowance recorded:
Commercial	$335	$335	$—
Commercial real estate
Construction and land	6,962	6,962	—
Non-owner occupied	9,946	9,946	—
Owner occupied	5,262	5,262	—
Residential	1,423	1,423	—
Home equity	—	—	—
Consumer	—	—	—

Total	23,929	23,929	—

With an allowance recorded:

Commercial	561	253	308
Commercial real estate

Construction and land	109	86	23
Non-owner occupied

Owner occupied	10,217	9,363	854

Residential	—	—	—
Home equity	—	—	—
Consumer	—	—	—

Total	10,887	9,702	1,185

Total	34,816	$33,631	$1,185

Floridian Financial Group, Inc. and Subsidiaries

Note 4.	Loans and Allowance for Loan Losses (continued)

(Dollars in Thousands)	March 31, 2011	March 31, 2010

Average investment in impaired loans	$32,886	$25,220
Interest income recognized on impaired loans	$97	$327
Interest income recognized on a cash basis on impaired loans	$—	$—

No additional funds are committed to be advanced in connection with impaired loans.

Impaired loans include troubled debt restructurings of $21.7 million and $21.8 million at March 31, 2011 and December 31, 2010, respectively. All TDRs were performing at March 31, 2011. As of December 31, 2010 there was one nonperforming TDR with an outstanding principal balance of $1.4 million.

The following presents the recorded investment in non-accrual loans and loans past due over 90 days past due and still accruing by class of loans as of March 31, 2011 and December 31, 2010:

(Dollars in Thousands)	March 31, 2011		December 31, 2010

	Nonaccrual	Loans Past Due Over 90 Days Still Accruing	Nonaccrual	Loans Past Due Over 90 Days Still Accruing

Commercial	$672	$—	$718	$—
Commercial real estate
Construction and land	4,639	—	1,393	—
Non-owner occupied	2,952	1,620	10,774	63
Owner occupied	3,339	—	2,781	—
Residential	1,283	—	—	—
Home equity	71	—	—	—
Consumer	—	—	—	—

Total	$12,595	$1,620	$15,665	$63

Non-accruing loans amounted to $12.6 million and $15.7 million at March 31, 2011 and December 31, 2010, respectively. Interest income on nonaccrual loans is recognized on a cash basis when the ultimate collectability is no longer considered doubtful. Cash collected on nonaccrual loans is applied against the principal balance or recognized as interest income based upon management’s expectations as to the ultimate collectability of principal and interest in full. If interest on non-accruing loans had been recognized on a fully accruing basis, interest income recorded would have been $425 thousand and $287 thousand higher for the periods ending March 31, 2011 and December 31, 2010, respectively. As of March 31, 2011, there was one loan totaling $1.6 million that was past due 90 days or more and still accruing interest income. The loan had matured and was in the process of being renewed.

Floridian Financial Group, Inc. and Subsidiaries

Note 4.	Loans and Allowance for Loan Losses (continued)

The following presents the aging of the recorded investment in past due loans as of March 31, 2011 and December 31, 2010 by class of loans:

	March 31, 2011

(Dollars in Thousands)	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Loans Not Past Due

Commercial	$162	$42	$329	$533	$41,611
Commercial real estate
Construction and land	5,004	—	1,148	6,152	48,143
Non-owner occupied	—	—	2,804	2,804	161,901
Owner occupied	—	—	3,339	3,339	12,892
Residential	—	1,282	—	1,282	8,734
Home equity	—	—	71	71	17,304
Consumer	—	7	—	7	2,083

Total	$5,166	$1,331	$7,691	$14,188	$292,668

	December 31, 2010

(Dollars in Thousands)	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due

Commercial	$181	$193	$150	$524	$44,678
Commercial real estate
Construction and land	272	—	1,141	1,413	56,090
Non-owner occupied	469	328	4,010	4,807	62,190
Owner occupied	2,560	—	1,642	4,202	111,449
Residential	—	—	—	—	12,580
Home equity	—	—	52	52	17,026
Consumer	13	—	—	13	2,746

Total	$3,495	$521	$6,995	$11,011	$306,759

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

Floridian Financial Group, Inc. and Subsidiaries

Note 4.	Loans and Allowance for Loan Losses (continued)

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

As of March 31, 2011 and December 31, 2010, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

	March 31, 2011

(Dollars in Thousands)	Pass	Special Mention	Substandard	Doubtful	Loss	Not Rated

Commercial	$41,149	$—	$683	$312	$—	$—
Commercial real estate
Construction and land	45,925	1,908	6,322	139	—	—
Non-owner occupied	138,203	9,787	16,716	—	—	—
Owner occupied	11,393	—	3,091	1,748	—	—
Residential	8,732	—	1,283	—	—	—
Home equity	16,313	—	1,042	20	—	—
Consumer	2,090	—	—	—	—	—

Total	$263,805	$11,695	$29,137	$2,219	$—	$—

	December 31, 2010

(Dollars in Thousands)	Pass	Special Mention	Substandard	Doubtful	Loss	Not Rated

Commercial	$44,257	$—	$448	$497	$—	$—
Commercial real estate:

Construction and land	44,342	5,000	8,018	143	—	—

Non-owner occupied	52,635	6,744	7,618	—	—	—

Owner occupied	101,495	—	11,845	2,311	—	—

Residential	11,157	—	1,423	—	—	—
Home equity
	17,078	—	—	—	—	—
Consumer	2,749	10	—	—	—	—

Total	$273,713	$11,754	$29,352	$2,951	$—	$—

Floridian Financial Group, Inc. and Subsidiaries

Note 4. Loans and Allowance for Loan Losses (continued)

The following presents the recorded investment in residential and consumer loans based on payment activity as of March 31, 2011 and December 31, 2010:

	March 31, 2011

(Dollars in Thousands)	Residential	Home Equity	Consumer

Performing	$8,732	$16,313	$2,090
Non-performing	1,283	1,062	—

Total	$10,015	$17,375	$2,090

	December 31, 2010

(Dollars in Thousands)	Residential	Home Equity	Consumer

Performing	$11,157	$17,078	$2,759
Nonperforming	1,423	—	—

Total	$12,580	$17,078	$2,759

Note 5.	Commitments and Contingencies

Financial instruments with off-balance-sheet risk: The financial statements do not reflect various commitments and contingent liabilities that arise in the normal course of business to meet the financing needs of customers. These include commitments to extend credit and honor stand-by letters of credit. These instruments involve, to varying degrees, elements of credit, interest rate and liquidity risks in excess of amounts reflected in the balance sheets. The extent of the Banks’ involvement in these commitments or contingent liabilities is expressed by the contractual, or notional, amounts of the instruments. Commitments to extend credit, which amount to $62.5 million and $59.0 million at March 31, 2011 and December 31, 2010, respectively, represent agreements to lend to customers with fixed expiration dates or other termination clauses.

Since many commitments are expected to expire without being funded, committed amounts do not necessarily represent future liquidity requirements. The amount of collateral obtained, if any, is based on management’s credit evaluation in the same manner as though an immediate credit extension were to be granted.

Stand-by letters of credit are conditional commitments issued by the Banks guaranteeing the performance of a customer to a third party. The decision whether to guarantee such performance and the extent of collateral requirements are made considering the same factors as are considered in credit extensions. Stand-by letters of credit totaling $3.1 million and $3.0 million are outstanding as of March 31, 2011 and December 31, 2010, respectively.

Lines of credit: At March 31, 2011 and December 31, 2010, the Banks had federal funds lines of credit of $26.1 million available from their correspondent banks. At these dates, there were no outstanding draws under these lines. The highest single day borrowing under these lines was $0 during the three months ended March 31, 2011.

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

Floridian Financial Group, Inc. and Subsidiaries

Note 6.	Regulatory Capital Matters

The Company Banks are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Banks must meet specific capital guidelines that involve quantitative measures of the Banks’ assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

Quantitative measures established by regulation to ensure capital adequacy require the Banks to maintain minimum amounts and ratios (set forth in the table on the following page) of total and Tier 1 capital (as defined in the regulations), to risk-weighted assets (as defined), and Tier 1 capital (as defined), to average assets (as defined). Management believes, as of March 31, 2011 and December 31, 2010, that the Banks meet all capital adequacy requirements to which they are subject.

At March 31, 2011, the Company’s banking subsidiaries exceeded all regulatory capital measures to be adequately capitalized. Further, the banking subsidiaries satisfied all the criteria to be well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Banks must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table.

Floridian Financial Group, Inc. and Subsidiaries

Note 6.	Regulatory Capital Matters (continued)

(Dollars in Thousands)	Actual		Minimum Amount and Ratio to Remain Well Capitalized

	Amount	Ratio	Amount	Ratio

As of March 31, 2011:
Total capital (to risk-weighted assets)
Consolidated	$42,656	12.2%	N/A	N/A
Floridian Bank	$13,596	12.3%	$11,055	10.0%
Orange Bank of Florida	$24,303	10.4%	$23,479	10.0%

Tier 1 capital (to risk-weighted assets)
Consolidated	$38,220	10.9%	N/A	N/A
Floridian Bank	$12,202	11.0%	$6,633	6.0%
Orange Bank of Florida	$21,330	9.1%	$14,088	6.0%

Tier 1 capital (to average assets)
Consolidated	$38,220	8.6%	N/A	N/A
Floridian Bank	$12,202	8.3%	$7,375	5.0%
Orange Bank of Florida	$21,330	7.3%	$14,561	5.0%

As of December 31, 2010:
Total capital (to risk-weighted assets)
Consolidated	$43,736	12.3%	N/A	N/A
Floridian Bank	$13,479	11.7%	$11,486	10.0%
Orange Bank of Florida	$25,337	10.7%	$23,657	10.0%

Tier 1 capital (to risk-weighted assets)
Consolidated	$39,228	11.0%	N/A	N/A
Floridian Bank	$12,033	10.5%	$6,891	6.0%
Orange Bank of Florida	$22,345	9.5%	$14,194	6.0%

Tier 1 capital (to average assets)
Consolidated	$39,228	8.4%	N/A	N/A
Floridian Bank	$12,033	8.0%	$7,570	5.0%
Orange Bank of Florida	$22,345	7.3%	$15,404	5.0%

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

Financial Accounting Standards Board (“FASB”) guidance for Fair Value Measurements for financial assets and financial liabilities defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. The application of this standard in situations where the market for a financial asset is not active was clarified by the issuance of and interpretation by the FASB in Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active. This interpretation became effective immediately and did not significantly impact the methods by which the Company determines the fair values of its financial assets.

Floridian Financial Group, Inc. and Subsidiaries

Note 7.	Fair Values of Financial Instruments (continued)

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

Floridian Financial Group, Inc. and Subsidiaries

Note 7.	Fair Values of Financial Instruments (continued)

methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.

The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments:

Cash and due from banks, interest-bearing demand deposits in other banks, and federal funds sold: Due to the short-term nature of these instruments, fair values approximate their carrying amounts. Federal funds sold was $46.9 million at March 31, 2011.

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

Loans: For variable-rate loans that re-price frequently and with no significant change in credit risk, fair values are based on carrying values. Fair values for all other loans (for example, commercial, commercial real estate, residential real estate, and consumer loans) are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Fair values for non-performing loans are estimated using discounted cash flow analyses or underlying collateral values, where applicable.

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

Other borrowings: The carrying amounts of borrowings under repurchase agreements in the amount of $6.3 and $6.8 million approximate their fair values.

Off-balance-sheet instruments: Loan commitments and letters of credit are negotiated at current market rates and are relatively short-term in nature. Therefore, their estimated fair value approximates the fees charged and is nominal at March 31, 2011 and December 31, 2010.

Floridian Financial Group, Inc. and Subsidiaries

Note 7.	Fair Values of Financial Instruments (continued)

Financial Instruments Recorded at Fair Value on a Recurring Basis

The following table sets forth the Company’s assets and liabilities which are carried at fair value on a recurring basis as of March 31, 2011 and December 31, 2010, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

(Dollars in Thousands)	March 31, 2011

	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total at Fair Value

Securities available for sale Debt securities:
U.S. Government and federal agencies	$—	$26,774	$—	$26,774
States & political subdivisions	—	1,689	—	1,689
Mortgage backed	—	11,658	—	11,658

Total securities available for sale	$—	$40,121	$—	$40,121

	December 31, 2010

	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3		Total at Fair Value

Securities available for sale Debt securities:	$—	$29,224		$—	$29,224
U.S. Government and federal agencies	—	1,658		—	1,658
States & political subdivisions	—	11,776		—	11,776
Mortgage backed	—	—		—	—

Total securities available for sale	$—	$42,658	$	_—	$42,658

Floridian Financial Group, Inc. and Subsidiaries

Note 7.	Fair Values of Financial Instruments (continued)

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

The fair values of assets measured at fair value on a nonrecurring basis are as follows at March 31, 2011 and December 31, 2010:

(Dollars in Thousands)	March 31, 2011

	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3

Impaired loans	$—	$—	$12,040
Other real estate owned	$—	$—	$8,287

	December 31, 2010

	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3

Impaired loans	$—	$—	$13,355
Other real estate owned	$—	$—	$3,864

Provisions for loan losses of $573 thousand and $0 were recorded on impaired loans during the three months ended March 31, 2011 and 2010, respectively. Write-downs of $594 thousand and $189 thousand were recorded on other real estate owned during the three months ended March 31, 2011 and 2010, respectively.

Floridian Financial Group, Inc. and Subsidiaries

Note 7.	Fair Values of Financial Instruments (continued)

Following is a summary of the carrying amounts and approximate fair values of the Company’s financial instruments at March 31, 2011 and December 31, 2010. The fair value estimates presented are based on pertinent information available to management as of March 31, 2011 and December 31, 2010. Although management is not aware of any factors that would significantly affect the estimated fair values, they have not been comprehensively revalued for purposes of these financial statements since the statement of financial condition date and therefore, current estimates of fair value may differ significantly from the amounts disclosed.

(Dollars in Thousands)	March 31, 2011		December 31, 2010

	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

Financial assets:
Cash and due from banks	$12,010	$12,010	$9,399	$9,399
Federal funds sold	46,881	46,881	52,473	52,473
Securities held to maturity	10,044	10,181	10,082	10,281
Available-for-sale securities	40,121	40,121	42,658	42,658
Other investments	100	100	100	100
Loans, net	297,968	294,721	309,555	306,114
Accrued interest receivable	1,396	1,396	1,322	1,322

Financial liabilities:
Deposits	$401,293	$402,494	$412,187	$413,555
Other borrowings	7,963	7,963	6,762	6,762
Accrued interest payable	132	132	114	114

Note 8.	New Accounting Pronouncements

On July 21, 2010, the FASB issued new guidance regarding disclosures about the credit quality of financing receivables and the allowance for credit losses. The Company adopted the disclosures provisions of the new authoritative guidance about activity that occurs during a reporting period on January 1, 2011.

The FASB provided additional guidance in Accounting for and Disclosure of Troubled Assets, clarifying when a loan modification or restructuring is considered a TDR. Loans identified as a TDR require a bank to perform an impairment measurement analysis different from non-TDRs and provide additional financial statement disclosures. The guidance is intended to provide a more consistent identification of TDRs by lenders. The guidance is effective for the first interim or annual period beginning after June 15, 2011 and is applied retrospectively to modifications occurring on or after the beginning of the annual period of adoption.

Note 9.	Related Party

On January 4, 2011 Orange Bank purchased the land, building, and furniture and fixtures associated with the Clermont Branch location from First Team Clermont OB, LLC, a Florida limited liability company (First Team). First Team is controlled by W. Warner Peacock, a director of the Company. First Team holds a note on the land, building, and furniture and fixtures of $1.7 million. The note requires monthly interest payments at 6.5% per annum and a principal reduction of $850 thousand on January 3, 2012. All outstanding principal and interest is due on January 3, 2013.

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

          Both Floridian Bank and Orange Bank are full service commercial banks, providing a wide range of business and consumer financial services in our target marketplace, which is comprised primarily of Orange, Seminole, Citrus, Lake, Flagler, and Volusia Counties in Florida. Floridian Bank is headquartered in Daytona Beach, Florida, with a primary service area in Flagler and Volusia Counties. Orange Bank is headquartered in Orlando, Florida, with a primary service area in Orange, Seminole, Lake and Citrus Counties. Collectively, our Banks operate 11 banking offices; however, in December 2010, Orange Bank entered into an agreement to sell one branch, which is expected to close on July 15, 2011.

          The Banks offer commercial and retail banking services with an emphasis on commercial and commercial real estate lending, particularly to the medical services industry. As of March 31, 2011, we had total assets of $450.9 million, deposits of $401.3 million, total gross loans of $306.9 million and total shareholders’ equity of $39.2 million. At March 31, 2011, our consolidated capital ratios all surpassed regulatory “well capitalized measures” as shown in the following table. Also see Note 6 for a breakdown by subsidiary Banks, which also surpass all regulatory “well capitalized measures”.

	As of March 31, 2011	Minimum to be “Well Capitalized”

Risk Based Capital	12.2%	10.0%
Tier 1 Capital	10.9%	6.0%
Leverage Capital	8.6%	5.0%

          Our principal executive offices are located at 175 Timacuan Boulevard, Lake Mary, Florida 32746. The telephone number at that office is (407) 321-3233.

Results of Operations

CONDENSED SUMMARY OF EARNINGS

	For The Three Months Ended March 31,

(Dollars in Thousands, Except Per Share Data)	2011	2010

Interest Income	$4,272	$5,148
Interest Expense	1,066	1,634

Net Interest Income	3,206	3,514
Provision For Loan Losses	1,167	189
Noninterest Income	316	293
Noninterest Expense	3,540	3,329

Income (Loss) Before Income Taxes	(1,185)	289
Income Tax Benefit	—	—

Net Income (loss)	$(1,185)	$289

Basic net income (loss) per share	$(0.19)	$0.05

Diluted net income (loss) per share	$(0.19)	$0.05

Selected Operating Ratios
Return on Assets	(2.88)%	0.25%
Return on Equity	(33.14)%	2.30%
Dividend Payout Ratio	N/A	N/A
Equity to Assets Ratio	9.0%	10.54%

          The net loss for the three months ended March 31, 2011 was $1.2 million compared to a net profit of $289 thousand for the same period in 2010. The loss experienced in the first quarter of 2011 was principally due to the impact of additional provisions to the loan loss allowance of $1.2 million. In contrast, the slight net profit reported the same period last year, was not heavily impacted by the loan loss provision which totaled only $189 thousand.

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

          The following table reflects the components of net interest income, setting forth for the three month periods ended March 31, 2011 and 2010 presented, (1) average assets, liabilities and shareholders’ equity, (2) interest income earned on interest-earning assets and interest paid on interest-bearing liabilities, (3) average yields earned on interest-earning assets and average rates paid on interest-bearing liabilities, (4) our net interest spread (i.e., the average yield on interest-earning assets less the average rate on interest-bearing liabilities) and (5) our net interest margin (i.e., the net yield on interest earning assets):

AVERAGE BALANCES AND INTEREST RATES

(Dollars in Thousands)	Three Months Ended March 31,

	2011			2010

	Average Balance	Interest	Rate	Average Balance	Interest	Rate

ASSETS
Loans, Net(1)(2)	$314,335	$3,887	5.02%	$334,912	$4,464	5.41%
Investment Securities	53,901	360	2.67	91,381	677	2.97
Federal Funds Sold	34,661	21	0.25	12,544	7	0.24
Deposits at Interest with Banks	2,914	4	0.60	100	—	0.35

Total Earning Assets	405,811	4,272	4.27%	438,937	5,148	4.70%

Other Assets	39,349			39,102

Total Assets	$445,160			$478,039

LIABILITIES
Savings, NOW and Money Market	$167,558	$360	0.87%	$175,599	$596	1.38%
Time Deposits	136,397	641	1.91	173,412	985	2.31

Total Interest Bearing Deposits	303,955	1,001	1.34	349,011	1,581	1.84
Other Borrowings	8,290	65	3.18	7,332	53	2.91

Total Interest Bearing Liabilities	312,245	1,066	1.39%	356,343	1,634	1.86%

Noninterest Bearing Deposits	90,159			68,558
Other Liabilities	2,612			2,116

Total Liabilities	405,016			427,017

Total Shareholders’ Equity	40,144			51,022

Total Liabilities and Equity	$445,160			$478,039

Interest Rate Spread			2.88%			2.86%

Net Interest Income		$3,206			$3,514

Net Interest Margin			3.20%			3.25%

(1)	Average balances include non-accrual loans, and are net of unearned loan fees of $165 and $260 at March 31, 2011 and 2010, respectively.

(2)	Interest income includes fees on loans of $13 and $17 in the three months ended March 31, 2011 and 2010, respectively.

          Net interest income decreased $308 thousand, 8.8%, from $3.5 million in 2010 to $3.2 million in 2011 principally due to lower loan and deposit growth over the 12 month period. The Banks have emphasized originating loans with interest rate floors of approximately six percent. Further, the Banks have aggressively reduced their costs of funds and continue to lengthen deposit maturities at these lower rates. If interest rates begin to rise, net interest income should increase modestly.

          The following table sets forth certain information regarding changes in our interest income and interest expense for the quarter ended March 31, 2011 compared to the quarter ended March 31, 2010. For each category of interest earning assets and interest-bearing liabilities, information is provided on changes attributable to changes in interest rate and changes in the volume. Changes in both volume and rate have been allocated based on the proportionate absolute changes in each category.

RATE VOLUME ANALYSIS

(Dollars in Thousands)	March 31, 2011 and 2010

		Due To Average
	Total Change
		Volume	Rate

Interest Earning Assets
Loans, Net	$(578)	$(274)	$(304)
Investment Securities	(317)	(278)	(39)
Federal Funds Sold	14	12	2
Other	4	—	4

Total	$(877)	$(540)	$(337)

Interest Bearing Liabilities
Savings, NOW, Money Market Accounts	$(236)	$(27)	$(209)
Time Deposits	(344)	(210)	(134)
Short Term Borrowings	12	7	5

Total	$(568)	$(230)	$(338)

Changes In Net Interest Income	$(309)	$(310)	$1

          Provision for Loan Losses

          The allowance for loan losses is established through a provision for loan losses charged against net interest income. Loans are charged against the allowance for loan losses when management believes that the collectability of the principal is unlikely. The allowance is an amount that management believes is adequate to absorb losses inherent in the loan portfolio, based on evaluations of the collectability of loans, industry historical loss experience, current economic conditions, portfolio mix, and other factors. While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic conditions.

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

          As a direct result of these factors and analyses, the loan loss provision was $1.2 million for the three months ended March 31, 2011 compared to $189 thousand for the same period in 2010.

Non Interest Income

Following is a schedule of non interest income:

	Three months ended March 31,

(Dollars in Thousands)	2011	2010

Loan fee income	$13	$17
Service charges on deposit accounts	158	107
Cash surrender value – life insurance	85	112
Other	60	54
Gain on sale of securities	—	3

Totals	$316	$293

          Noninterest income, increased in 2011 because of increased service charges of $51 thousand reflecting growth in noninterest bearing demand deposit accounts. Noninterest income includes bank owned life insurance which decreased to $85 thousand for the three months ended March 31, 2011 from $112 thousand in the same period of 2010.

          Non Interest Expense

          Following is a schedule of non interest expense:

	Three months ended March 31,

(Dollars in Thousands)	2011	2010

Salaries and employee benefits	$1,674	$1,742
Occupancy and equipment expense	725	842
FDIC insurance	224	215
Data processing	295	227
Other real estate expense	40	165
Professional fees	242	134
Credit and collection expenses	91	75
Telephone and communications	80	55
Core deposit intangible amortization	48	48
Operating recovery	—	(380)
Other	121	206

Totals	$3,540	$3,329

          Total noninterest expense of $3.5 million for the three months ended March 31, 2011 increased $211 thousand or 6.3% from the same period in 2010. The increase was due to the recognition during the first quarter of 2010, of an operating recovery of $380 thousand related to a legal settlement on an operating loss recorded in the second quarter of 2009. Adjusting for the operating recovery, total noninterest expenses decreased by $169 thousand or 4.6%.

          For the three months ended March 31, 2011, personnel costs decreased $68 thousand due to reductions in our workforce in 2010. With the closing of two branches and the relocation of our operations center in 2010 we were able to reduce occupancy and equipment expense by 13.9% or $117 thousand. First quarter 2011 other real estate expenses decreased $125 thousand primarily due to write downs of properties to fair value (less cost to sell) in 2010.

          Income Taxes

          We file consolidated tax returns. Having incurred annual operating losses since our inception in 2006, we have accumulated a net tax benefit over the past four years. We have recorded a valuation allowance to partially offset the deferred tax assets associated with the net operating loss carry forwards generated by our net losses.

Management will continue to monitor the deferred tax assets, and will determine whether we will require an additional valuation allowance, or if we experience net income, whether we will need to reverse any remaining valuation allowance. We did not recognize an income tax benefit for the quarters ended March 31, 2011 and 2010.

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

          The following gap analysis compares the difference between the amount of interest earning assets (“IEA”) and interest bearing liabilities (“IBL”) subject to repricing over a period of time. A ratio of more than one indicates a higher level of repricing assets over repricing liabilities for the time period. Conversely, a ratio of less than one indicates a higher level of repricing liabilities over repricing assets for the time period. It is the Banks’ policy to maintain a cumulative one year gap of +/- 10% and a ratio of cumulative IEA/IBL of 80 to 120%.

	GAP ANALYSIS

(Dollars in Thousands)	Within 3 Months	4 To 6 Months	7 To 12 Months	Total 1 Year

Interest Earning Assets (IEA)

Loans	$164,622	$6,729	$12,652	$184,003
Investment Securities	11,887	11,785	5,000	28,672
Federal funds sold	5,975	—	—	5,975
Other investments	42,845	—	—	42,845

Total	225,329	18,514	17,652	261,495

Interest Bearing Liabilities (IBL)

Savings, NOW, Money Market	160,991	—	—	—
Time deposits	17,298	28,748	35,603	158,653
Other borrowings	7,963	—	—	—

Total	$184,552	$28,748	$35,603	$158,653

Period Gap	$40,777	$(10,234)	$(19,651)	$10,892

Cumulative Gap	$40,777	$30,543	$10,892

Cumulative Gap / Total Assets	9.04%	6.77%	2.42%
IEA / IBL (Cumulative)	122%	114%	104%

Financial Condition

          Lending Activity

          The loan portfolio consists principally of loans to individuals and small- and medium-sized businesses within our primary market area of Central Florida. The table below shows our loan portfolio composition:

LOAN PORTFOLIO COMPOSITION

(Dollars in Thousands)	March 31, 2011	December 31, 2010

Commercial	$42,144	$45,202
Commercial real estate	235,231	240,151
Residential real estate	10,016	12,580
Consumer and home equity	19,465	19,450

Total loans	306,856	317,770
Less: Allowance for loan losses	8,723	8,010
Less: Net deferred fees	165	205

Loans, Net	$297,968	$309,555

          Total loans decreased by $10.9 million during the first three months of 2011 due to the reclassification of $4.5 million to other real estate owned, write downs of $0.6 million, and $5.8 million in net pay downs and payoffs. There were approximately $12.6 million in non-performing loans at March 31, 2011. The allowance for loan loss has remained fairly consistent at 2.8% and 2.7% of total loans at March 31, 2011 and 2010, respectively.

          Real estate and related activities have slowed significantly in our market area, local unemployment rates remain above the national average, and real estate and other asset prices have declined appreciably. This has resulted in a weak loan demand in 2010 and 2011. Although the Company has seen an increase in loan demand in 2011it has been offset by pay downs in the portfolio.

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

          As of March 31, 2011, securities totaling $40.1 million and $10.0 million were classified as available for sale and held to maturity, respectively. During the three months ended March 31, 2011, securities available for sale decreased by $2.5 million as we used proceeds from called securities to offset declines in high cost deposits. Securities held to maturity decreased $38 thousand from December 31, 2010 due to premium amortization.

          Deposits and Other Borrowings

          As a bank holding company, our primary source of funds is deposits. Those deposits are provided by businesses, municipalities, and individuals located within the markets served by our subsidiaries. In addition, we accept a limited amount of brokered deposits.

          Total deposits decreased $10.9 million to $401.3 million at March 31, 2011, compared to December 31, 2010, due to our decision not to renew maturing brokered deposits and the planned runoff of high rate certificates of deposits. Core deposits, which exclude time certificates of deposit, increased by $1.2 million to $261.2 million at March 31, 2011 from $260.0 million at December 31, 2010 while time certificates of deposits decreased to $140.1 million from $152.1 million during the same period. The Company continues to focus on building and expanding relationships with our customers to build deposits, which provide a stable funding source for our loan portfolio.

          Other borrowings, made up of short and long term borrowings, increased by $1.2 million to $8.0 million at March 31, 2011 compared to a balance of $6.8 million at December 31, 2010. The increase was a result of the purchase of our Clermont branch land, building, and furniture and fixtures. As of March 31, 2011, other borrowings were approximately 20.3% of our total shareholders’ equity.

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

          The primary source of liquidity is deposits provided by commercial and retail customers. The Banks attract these deposits by offering an array of products designed to match customer needs and priced in the middle of our competitors. Deposits can be very price sensitive; therefore, we believe that fluctuating deposit offering rates to the top of the market would generate a larger inflow of funds. In addition to local market deposits, the Banks have access to national brokered certificates of deposit markets as well as deposit subscription services. The Banks use these alternative sources of deposits to supplement deposits particularly when the rates are lower than the local market. These sources of deposit are limited by our policies to 25% of assets. Further, access to these brokered deposits is limited by regulation to banks that meet or exceed “well capitalized” definitions. In the event that the company would fall below “well capitalized” levels, regulators will not permit any additional brokered deposits and would impose deposit rate restrictions not to exceed published national rates. Overall deposit levels are monitored on a constant basis as are liquidity policy levels, which must be maintained at a minimum of 14% of total deposits. Sources of these liquidity levels include cash and due from banks, short-term investments such as federal funds sold, and our investment portfolio, which can also be used as collateral for short-term borrowings. Alternative sources of funds include unsecured federal funds lines of credit through correspondent banks. The Banks have established contingency plans in the event of extraordinary fluctuations in cash resources.

          Operating Activities

          Cash flows from operating activities primarily include net income (loss), adjusted for items that did not impact cash. Net cash provided by operating activities was $470 thousand for the three months ended March 31, 2011 a decrease of $124 thousand from $594 thousand for the same period last year. The decrease was primarily due to our net loss for the three months ended March 31, 2011.

          Investing Activities

          Cash used in investing activities reflects the impact of loans and investments acquired for our interest-earning asset portfolios, as well as cash flows from asset sales and the impact of acquisitions. For the three months ended March 31, 2011, we had net cash flows provided from investing activities of $6.2 million, compared to the use of funds of $2.4 million for the same period in 2010. The change in cash flows from investing activities was primarily due to a $6.0 million decrease in loans offset by the purchase of the Clermont office.

          Financing Activities

          Cash flows from financing activities include transactions and events whereby cash is obtained from depositors, creditors or investors. For the three months ended March 31, 2011, we had net cash flows provided by financing activities of $9.7 million, compared to $15.4 million for the three months ended March 31, 2010. The change in cash flows from financing activities was primarily due to lower deposit growth.

Capital Resources

          The assessment of capital adequacy depends on a number of factors such as asset quality, liquidity, earnings performance, changing competitive conditions and economic forces. We seek to maintain a strong capital base to support our growth and expansion activities, to provide stability to current operations and to promote public confidence. We successfully completed a $30 million secondary capital offering in June 2008 at a price of $12.50 per share. However, over the past two years, poor loan portfolio performance and the related impact on earnings have deteriorated our capital position. As of March 31, 2011, the Banks exceeded the requirements contained in the applicable regulations, policies and directives pertaining to capital adequacy to be classified as “well capitalized”, and are unaware of any material violation or alleged violation of these regulations, policies or directives. Our intent is to maintain a strong capital position, and management and the Board of Directors have had exploratory discussions to determine the availability and cost of additional capital. Based on these discussions and further investigations, it may be prudent that the Company pursue another capital offering in the next 12 months.

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

          We offer a stock purchase plan to our employees and directors to purchase shares of our common stock at fair market value. In 2010, employees purchased 1,319 shares valued at $10.00, which were issued in March 2011. In 2009, employees purchased 4,727 shares valued at $12.50, which were issued in January 2010.

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

          At March 31, 2011, we had approximately $62.5 million in commitments to extend credit and $3.1 million in standby letters of credit. Commitments to extend credit are agreements to lend to a customer so long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Standby letters of credit are conditional commitments issued by us to guarantee the performance of a customer to a third party. We use the same credit policies in establishing commitments and issuing letters of credit as we do for on-balance sheet instruments.

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

          See Market Risk in Management’s Discussion and Analysis of Financial Condition and Results of Operations, above, which is incorporated herein by reference. Management has determined that no additional disclosures are necessary to assess changes in information about market risk that have occurred since December 31, 2010.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

          As of March 31, 2011, the end of the period covered by this Form 10-Q, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that as of March 31, 2011, the end of the period covered by this Form 10-Q, we maintained effective disclosure controls and procedures.

Changes in Internal Control

          Our management, including the Chief Executive Officer and Chief Financial Officer, has reviewed our internal control. There have been no significant changes in our internal control during our most recently completed fiscal quarter that could significantly affect our internal control over financial reporting.

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

          In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report, as updated in our subsequent quarterly reports, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 6.	Exhibits

(A)	Exhibits

10.1

Purchase and Assumption Agreement by and between Orange Bank of Florida and Old Florida National Bank, dated January 4, 2011 – incorporated by reference to Exhibit 10.2 of the Registrant’s Annual Report on Form 10-K (filed 03/25/11) (No. 000-53589)

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

John D. Waters
Executive Vice President and Chief Financial Officer
(Mr. Waters is the Principal Financial Officer and has been duly authorized to sign on behalf of the Registrant)

Date: May 16, 2011

Exhibit Index

10.1

Purchase and Assumption Agreement by and between Orange Bank of Florida and Old Florida National Bank, dated January 4, 2011 – incorporated by reference to Exhibit 10.2 of the Registrant’s Annual Report on Form 10-K (filed 03/25/11) (No. 000-53589).

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

