Form 10-Q
period 2011-06-30
FLORIDIAN FINANCIAL GROUP INC
filed 2011-08-15
CIK 1349593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

At July 31, 2011, 6,189,076 shares of the Registrant’s Common Stock, $5.00 par value, were outstanding.

1

FLORIDIAN FINANCIAL GROUP, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED JUNE 30, 2011

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

▪  legislative or regulatory changes, including the Dodd-Frank Wall Street Reform and Consumer Protection Act;

▪  the strength of the United States economy in general and the strength of the local economies in which we conduct operations;

▪  the accuracy of our financial statement estimates and assumptions, including our allowance for loan losses;

▪  the frequency and magnitude of foreclosure of our loans;

▪  the loss of our key personnel;

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

▪  increased competition and its effect on pricing, including the effect of the repeal of the prohibition on paying interest on demand deposits, on our net interest margin;

▪  fluctuations in collateral values;

▪  effect of changes in the stock market and other capital markets;

▪  the effects of harsh weather conditions, including hurricanes;

▪  the effects of man-made disasters;

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

PART I.         FINANCIAL INFORMATION

Item 1.                 CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Floridian Financial Group, Inc., and Subsidiaries

Condensed Consolidated Balance Sheets
June 30, 2011 and December 31, 2010 (Unaudited)
(Dollars in Thousands)

	June 30, 2011	December 31, 2010
Assets
Cash and due from banks	$14,248	$9,399
Federal funds sold	81,033	52,473
Total cash and cash equivalents	95,281	61,872
Securities available for sale	42,190	42,658
Securities held to maturity (Fair value of $6,076 at June 30, 2011 and $10,281 at December 31, 2010)	6,018	10,082
Other investments	100	100
Loans, net of allowance for loan losses of $7,715 and $8,010 at June 30, 2011 and December 31, 2010, respectively	301,933	309,555
Property and equipment, net	16,158	14,283
Goodwill	500	500
Intangible assets, net	1,297	1,393
Deferred income taxes	12	187
Other real estate owned	10,372	3,864
Other assets	16,602	17,137
Total assets	$490,463	$461,631

Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Noninterest-bearing demand	$100,949	$78,385
Savings, NOW and money market	170,024	181,657
Time deposits under $100	101,547	90,749
Time deposits of $100 or more	67,105	61,396
Total deposits	439,625	412,187
Other borrowings	7,963	6,762
Other liabilities	2,611	2,579
Total liabilities	450,199	421,528

Shareholders’ Equity
Preferred stock, $5 par value, 1,000,000 shares authorized; none outstanding	—	—
Common stock, $5 par value, 100,000,000 shares authorized; 6,189,076 and 6,199,849 shares issued and outstanding in 2011 and 2010, respectively	30,945	30,999
Additional paid-in capital	38,304	38,146
Retained deficit	(29,195)	(27,837)
Accumulated other comprehensive income (loss)	210	(1,205)
Total shareholders’ equity	40,264	40,103
Total liabilities and shareholders’ equity	$490,463	$461,631

See Notes to Unaudited Condensed Consolidated Financial Statements.

Floridian Financial Group, Inc. and Subsidiaries

Consolidated Statement of Operations (Unaudited)
For the Periods Ended June 30, 2011 and 2010
(Dollars in Thousands)

	For the three months ended June 30,		For the six months ended June 30,
	2011	2010	2011	2010
Interest income:
Interest and fees on loans	$3,867	$4,555	$7,754	$9,019
Interest on securities	345	591	705	1,268
Interest on federal funds sold	30	10	51	17
Other interest	5	—	9	—
Total interest income	4,247	5,156	8,519	10,304

Interest expense:
Interest on deposits	1,002	1,491	2,003	3,072
Other interest	65	50	130	103
Total interest expense	1,067	1,541	2,133	3,175

Net interest income	3,180	3,615	6,386	7,129
Provision for loan losses	30	3,634	1,197	3,823
Net interest income (expense) after provision for loan losses	3,150	(19)	5,189	3,306

Noninterest income:
Other noninterest income	370	272	686	562
Gain on sale of securities	—	10	—	13
Total noninterest income	370	282	686	575
Noninterest expense:
Salaries and employee benefits	1,654	1,761	3,328	3,490
Occupancy and equipment expenses	681	828	1,406	1,631
FDIC insurance	158	212	382	427
Data processing	295	259	590	472
Other real estate expense	177	78	217	243
Professional fees	253	249	495	347
Credit and collection expense	82	66	173	141
Telephone and communications	64	58	144	113
Core deposit intangible amortization	48	48	96	96
Operating loss (recovery)	—	(70)	—	(450)
Other operating expenses	106	136	227	444
Total noninterest expense	3,518	3,625	7,058	6,954

Income (loss) before income taxes	2	(3,362)	(1,183)	(3,073)
Provision for income taxes	175	—	175	—
Net income (loss)	$(173)	$(3,362)	$(1,358)	$(3,073)
Basic net income (loss) per share	$(0.03)	$(0.54)	$(0.22)	$(0.50)
Diluted net income (loss) per share	$(0.03)	$(0.54)	$(0.22)	$(0.50)
Average basic shares outstanding	6,201,256	6,204,365	6,201,782	6,200,384
Average diluted shares outstanding	6,201,256	6,204,365	6,201,782	6,200,384

See Notes to Unaudited Consolidated Financial Statements

Floridian Financial Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Shareholders’ Equity
For the Six Months Ended June 30, 2011 and 2010 (Unaudited)
(Dollars in Thousands)

	Common Stock Par Value	Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at December 31, 2009	$30,969	$37,793	$(18,133)	$(146)	$50,483
Comprehensive income (loss): Net income	—	—	(3,073)	—	(3,073)
Change in unrealized gain on securities available for sale, net of income tax	—	—	—	555
Less reclassification adjustment for gains included in net income, net of taxes of $0				13
Net unrealized loss				542	542
Total comprehensive income					(2,531)
Sale of 5,717 shares of common stock to employee benefit plan and 4,727 shares for employee stock purchase plan	53	54	—	—	107
Issuance of 2,300 shares of common stock in lieu of director fees	11	18	—	—	29
Share-based compensation	—	158	—	—	158
Retirement of 6,000 shares of common stock	(30)	(24)	—	—	(54)
Balance at June 30, 2010	$31,003	$37,999	$(21,206)	$396	$48,192

Balance at December 31, 2010	$30,999	$38,146	$(27,837)	$(1,205)	40,103
Comprehensive income (loss): Net loss	—	—	(1,358)	—	(1,358)
Change in unrealized loss on securities available for sale, net of income tax	—	—	—	1,415
Less reclassification adjustment for gains included in net loss, net of taxes of $0				—
Net unrealized gain/(loss)				1,415	1,415
Total comprehensive income/(loss)					57
Sale of 3,522 shares of common stock to employee benefit plan and 1,319 shares for employee stock purchase plan	25	13	—	—	38
Issuance of 3,280 shares of common stock issued in lieu of director fees	16	14	—	—	30
Retirement of 19,000 shares of common stock	(95)	(9)	—	—	(104)
Share-based compensation	—	140	—	—	140
Balance at June 30, 2011	$30,945	$38,304	$(29,195)	$210	$40,264

See Notes to Unaudited Condensed Consolidated Financial Statements.

Floridian Financial Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)
For the Six Months Ended June 30, 2011 and 2010
(Dollars in Thousands)

	For the six months ended
	June 30, 2011	June 30, 2010
Cash Flows From Operating Activities
Net loss	$(1,358)	$(3,073)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for loan losses	1,197	3,823
Impairment of other real estate owned, net	112	93
Depreciation expense	520	544
Amortization expense	96	96
Net accretion of securities	82	91
Share-based compensation and director fees	171	156
Realized gain on sales of available-for-sale securities	—	(13)
Increase in cash surrender value	(170)	(204)
Decrease in deferred tax asset	175	—
Increase in accrued interest receivable	218	175
Increase in accrued interest payable	33	—
Other	427	47
Net cash provided by operating activities	1,503	1,735
Cash Flows From Investing Activities
Purchases of securities available for sale	(5,000)	(62,430)
Sales, maturities and calls on securities available for sale	6,865	78,967
Sales, maturities and calls on securities held to maturity	4,000	2,000
Net increase in loans	(581)	(3,543)
Purchases of property and equipment, net	(2,402)	(38)
Net increase in other investments	—	(78)
Proceeds from sale of other real estate owned	451	1,078
Net cash provided by investing activities	3,333	15,956
Cash Flows From Financing Activities
Net increase in deposits	27,438	24,439
Net increase (decrease) in borrowings	1,201	(1,038)
Proceeds from sale of stock	38	136
Retirement of stock	(104)	(54)
Net cash provided by financing activities	28,573	23,483
Net increase in cash and cash equivalents	33,409	41,174
Cash and cash equivalents
Beginning of period	61,872	8,293
End of period	$95,281	$49,467

Supplemental Disclosures of Cash Flow Information and noncash transactions

	For the six months ended
	June 30, 2011	June 30, 2010
Interest paid	$2,100	$1,635
Income taxes paid	$—	$—
Loans transferred to other real estate owned	$7,071	$72
See Notes to Unaudited Condensed Consolidated Financial Statements

Floridian Financial Group, Inc. and Subsidiaries

Note 1.          Nature of Business and Summary of Significant Accounting Policies

Nature of business: Floridian Financial Group, Inc. (the “Company”) is a registered bank holding company formed to organize and own 100% of its subsidiary banks, Floridian Bank and Orange Bank of Florida (collectively referred to as the “Banks”). The Company was incorporated in 2005, and became operational as a bank holding company once Floridian Bank opened. Floridian Bank is a state-chartered, federally-insured full service commercial banking institution and presently conducts business from its headquarters in Daytona Beach and branch offices in Ormond Beach, Palm Coast and Port Orange, Florida. Orange Bank of Florida is a state-chartered, federally-insured full service commercial banking institution with its headquarters in Orlando, Florida. The Company operates from its main office and branch offices in the Orange, Seminole, Lake and Citrus Counties, Florida.

Basis of Financial Statement Presentation: The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its Banks. Significant intercompany accounts and transactions have been eliminated in consolidation. The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America and general practices within the financial services industry. The accompanying interim period adjustments, which are necessary for a fair presentation of the consolidated financial statements, have been included. The results of operations for the six months ended June 30, 2011 are not necessarily indicative of the results which may be expected for the year as a whole or any interim period. The interim period consolidated financial statements and financial information included in this Form 10-Q should be read in conjunction with the notes to the consolidated financial statements included in the Company’s 2010 Form 10-K.

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

Floridian Financial Group, Inc. and Subsidiaries

Note 1.           Nature of Business and Summary of Significant Accounting Policies (continued)

Accounting standards require the presentation of certain disclosure information at the portfolio segment level, which represents the level at which the Company determines its allowance for credit losses. The Company has five reportable loan segments: Commercial, Commercial Real Estate (CRE), Residential Real Estate (RRE), Consumer, and Home Equity. Segments are determined based on the products and services provided and the type of customer served. Commercial loans represent all business purpose loans not collateralized by real estate. Commercial loans are generally approved for financing equipment, business expansion, working capital and other general business purposes and have a term of five years or less. Most of the commercial loans are secured by the assets being financed or other business assets such as accounts receivable or inventory and may incorporate a personal guarantee.

CRE represents business purpose loans that are real estate related and secured by real estate. CRE loans are reviewed primarily as cash flow loans and secondarily as loans secured by real estate. CRE loans typically involve higher loan principal amounts and the repayment is generally largely dependent on the successful operations of the real property securing the loan or the business conducted on the property securing the loan. CRE loans may be adversely affected by conditions in the real estate markets or in the general economy than other loan types. A majority of our loan portfolio is concentrated in the CRE portfolio.

All non-business purpose loans are considered consumer loans. Consumer loans consist of residential real estate, home equity lines of credit, automobile loans, overdraft loans, loans secured by deposits and securities, and unsecured personal loans. RRE represents all consumer purpose loans collateralized by one to four family residences. Home Equity represents all consumer open end lines of credit secured by one to four family lines of credit. Consumer loans represent any consumer purpose loans not secured by real estate. See Note 4 for a breakdown of loans by segment.

Within each segment, the Company monitors and assesses the credit risk in the following classes, based on the risk characteristic of each loan segment: Pass, Special Mention, Substandard, Doubtful, and Loss. See Note 4 for a breakdown of loans by class. Within the Commercial and CRE portfolio risk grades are assigned based on an assessment of conditions that affect the borrower’s ability to meet obligations as outlined in the loan agreement. This process includes an in depth review prior to loan approval and throughout the life of the loan. The analysis of the borrower includes a review of financial information, credit documentation, public information, past experience with the borrower, and other information that may be available specific to each borrower. The review also includes debt service capabilities, actual and projected cash flows, and industry and economic risks. Underwriting of RRE, consumer, and home equity loans and lines include an assessment of the borrower’s credit history and the ability to meet existing debt obligations, as well as payments of principal and interest on the proposed loan. Risk grades are reviewed annually on all large credit relationships or on any credit where management becomes aware of information that may affect the borrower’s ability to fulfill contractual obligations.

Troubled Debt Restructuring: Loans classified as Troubled Debt Restructurings (“TDR”) include loans on nonaccrual, loans moving to nonaccrual, and loans in an accruing status. The Company evaluates each individual borrower’s financial condition and prospects for repayment under the modified terms prior to restructuring. The evaluation includes but is not limited to the borrower’s capacity and willingness to pay, past payment history, and any secondary sources of payment. There were no defaults on any of the Company’s TDRs in the second quarter of 2011.

Nonaccrual and Impaired loans: Borrowers who have not made scheduled payments within 30 days of their due date are considered past due. The Company has a formal review process for all past due loans which includes a review of previous performance, collateral and future cash flows. The Company’s policy is to place all loans where interest and principal has been delinquent for 90 days or more on nonaccrual status unless the loan is well secured and in the process of collection. Loans operating on a cash basis because of deterioration in financial condition of the debtor as well as loans where the full collection of recorded interest or principal is not expected are also placed on nonaccrual status regardless of delinquency status. When loans are placed on nonaccrual status, future interest accruals are discontinued and all unpaid accrued interest is reversed against interest income.

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

Allowance for loan losses: The allowance for loan losses (“ALL”) is established through a provision for loan losses charged against operations. All commercial loans risk rated substandard or doubtful are considered impaired and are reviewed on a quarterly basis to determine if a specific reserve needs to be allocated.

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

The allowance includes an unallocated component. The unallocated reserve represents the uncertainty in inherent factors that cannot be practically assigned to individual loan categories including the local economy and the uncertainty related to historical loss rates applied against loan risk-ratings. We believe the unallocated amount is warranted.

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

As a policy, the bank reverses accrued interest on loans placed on nonaccrual. If the accrued interest being reversed was recorded in a previous calendar year and the amount is material, the accrued interest associated with the previous calendar year is charged off.

Credit related financial instruments: In the ordinary course of business, the Banks enter into off-balance-sheet financial instruments consisting of commitments to extend credit and standby letters of credit. Such financial instruments are recorded in the financial statements when they are funded.

Transfers of financial assets: Transfers of financial assets are accounted for as sales only when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been legally isolated from the Company and any of its affiliates, (2) the transferee has the ability to sell or pledge the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity or maintain effective control through a third-party beneficial interest in the transferred assets, the ability to unilaterally cause the holder to return specific assets, or have an in-the-money option held by a transferor when probable that the transferor will repurchase the assets.

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

Note 2.          Cash and Due From Banks

The Banks are required to maintain vault cash and reserve balances with the Federal Reserve Bank based upon a percentage of deposits. These requirements were $2.1 million at June 30, 2011 and $1.6 million at December 31, 2010.

Floridian Financial Group, Inc. and Subsidiaries

Note 3.           Securities

The amortized cost and estimated fair value of securities with gross unrealized gains and losses follows:

	As of June 30, 2011
		Gross	Gross
(Dollars in Thousands)	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Securities Available for Sale
Debt Securities:
U.S. Government and federal agencies	$28,633	$79	$75	$28,637
States & political subdivisions	1,704	62	—	1,766
Government sponsored mortgage-backed	11,643	181	37	11,787
Total securities available for sale	$41,980	$322	$112	$42,190

Securities Held to Maturity
Debt Securities:
U.S. Government and federal agencies	$6,018	$58	$—	$6,076
Total securities held to maturity	$6,018	$58	$—	$6,076

	As of December 31, 2010
Securities Available for Sale
Debt Securities:
U.S. Government and federal agencies	$30,133	$24	$933	$29,224
States & political subdivisions	1,706	—	48	1,658
Government sponsored mortgage-backed	12,024	1	249	11,776
Total securities available for sale	$43,863	$25	$1,230	$42,658

Securities Held to Maturity
Debt Securities:
U.S. Government and federal agencies	$10,082	$199	$—	$10,281
Total securities held to maturity	$10,082	$199	$—	$10,281

Floridian Financial Group, Inc. and Subsidiaries

Note 3.           Securities (continued)

At June 30, 2011 and December 31, 2010, government obligations with a carrying value of $24.0 million and $16.6 million, respectively, were pledged to secure public deposits and for other purposes required or permitted by law. At June 30, 2011 and December 31, 2010, the carrying amount of securities pledged to secure repurchase agreements was $6.4 million and $6.7 million, respectively.

 The carrying amount of debt securities by contractual maturity at June 30, 2011 follows:

		After 1	After 5 years
(Dollars in Thousands)	Within	year through	Through	Over
	1 year	5 years	10 years	10 years	Total

Available for Sale, at fair value
U.S. Government and federal agencies	$—	$10,573	$12,703	$5,361	$28,637
States & political subdivisions	—	743	1,023	—	1,766
Government sponsored mortgage-backed	—	—	—	11,787	11,787
Total	$—	$11,316	$13,726	$17,148	$42,190

Securities Held to Maturity, at cost
U.S. Government and federal agencies	$—	$—	$—	$6,018	$6,018
Total	$—	$—	$—	$6,018	$6,018

 For the periods ended June 30, 2011 and 2010, proceeds from sales, maturities, and calls of securities available for sale amounted to $10.9 million and $81.0 million, respectively. Gross realized gains amounted to $0 and $13 thousand, respectively. There were no gross losses for the six months ended June 30, 2011 and 2010.

Floridian Financial Group, Inc. and Subsidiaries

Note 3.           Securities (continued)

Information pertaining to securities with gross unrealized losses at June 30, 2011 and December 31, 2010 aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

June 30, 2011
	Less Than Twelve Months		Over Twelve Months
(Dollars in Thousands)	Gross		Gross		Total
	Unrealized		Unrealized		Unrealized
	Losses	Fair Value	Losses	Fair Value	Losses

Securities Available for Sale
Debt Securities:
U.S. Government and federal agencies	$75	$10,310	$—	$—	$75
States & political subdivisions	—	—	—	—	—
Government sponsored mortgage-backed	37	1,820	—	—	37
Total securities available for sale	$112	$12,130	$—	$—	$112

Securities Held to Maturity
Debt Securities:
U.S. Government and federal agencies	$—	$—	$—	$—	$—
Total securities held to maturity	$—	$—	$—	$—	$—

	December 31, 2010
	Less Than Twelve Months		Over Twelve Months
(Dollars in Thousands)	Gross		Gross		Total
	Unrealized		Unrealized		Unrealized
	Losses	Fair Value	Losses	Fair Value	Losses
Securities Available for Sale
Debt Securities:
U.S. Government and federal agencies	$933	$22,702	$—	$—	$933
States & political subdivisions	48	1,658	—	—	48
Government sponsored mortgage-backed	249	6,704	—	—	249
Total securities available for sale	$1,230	$31,064	$—	$—	$1,230

Securities Held to Maturity
Debt Securities:
U.S. Government and federal agencies	$—	$—	$—	$—	$—
Total securities held to maturity	$—	$—	$—	$—	$—

Floridian Financial Group, Inc. and Subsidiaries

Note 3.           Securities (continued)

As of June 30, 2011, the Company’s security portfolio consisted of 16 securities, 4 of which were in an unrealized loss position. Approximately $46.4 million, or 96% of the debt securities held by the Company were issued by U.S. government-sponsored entities and agencies, primarily Fannie Mae, Freddie Mac and Ginnie Mae, institutions which the government has affirmed its commitment to support. Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these securities and it is likely it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at June 30, 2011.

Note 4.           Loans and Allowance for Loan Losses

Loans were comprised of the following:

(Dollars in Thousands)	June 30, 2011	December 31, 2010

Commercial	$45,578	$45,202
Commercial real estate	237,688	240,151
Residential real estate	6,944	12,580
Consumer loans	19,578	19,837
Total loans	309,788	317,770
Less: Allowance for loan losses	7,715	8,010
Less: Unearned fees	140	205
Net loans	$301,933	$309,555

Floridian Financial Group, Inc. and Subsidiaries

Note 4.           Loans and Allowance for Loan Losses (continued)

Activity in the allowance for loan losses is as follows:

(Dollars in Thousands)	For the Six Months Ended June 30,
	2011	2010
Beginning balance	$8,010	$9,038
Loan charge offs:
Commercial	125	1,076
Commercial real estate	1,024	3,815
Residential mortgage	391	—
Consumer and home equity	206	99
Total charge-offs	1,746	4,990

Recoveries:
Commercial	91	1
Commercial real estate	160	68
Residential mortgage	—	—
Consumer and home equity	3	4
Total recoveries	254	73

Provision for loan losses:
Commercial	—	—
Commercial real estate	491	3,067
Residential mortgage	396	756
Consumer and home equity	280	—
Unallocated	30	—
Total provision	1,197	3,823

Ending balance	$7,715	$7,944

Allowance / Total Loans	2.5%	2.4%
Net Charge-Offs / Average Loans	1.0%	2.9%
Allowance / Nonperforming Loans	87.5%	45.7%

Floridian Financial Group, Inc. and Subsidiaries

Note 4.           Loans and Allowance for Loan Losses (continued)

The following presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and is based on impairment method as of June 30, 2011 and December 31, 2010:

	As of June 30, 2011

(Dollars in Thousands)		Commercial	Residential
		Real	Real	Home
	Commercial	Estate	Estate	Equity	Consumer	Unallocated	Total
Ending allowance for loan losses:
Individually evaluated for impairment	$69	$718	$—	$—	$—	$—	$787
Collectively evaluated for impairment	1,316	4,518	138	450	75	431	6,928
Total ending allowance balance	$1,385	$5,236	$138	$450	$75	$431	$7,715

Loans:
Individually evaluated for impairment	$394	$25,827	$—	$—	$—	$—	$26,221
Collectively evaluated for impairment	45,184	211,861	6,944	16,941	2,637	—	283,567
Total ending loan balance	$45,578	$237,688	$6,944	$16,941	$2,637	$—	$309,788

	As of December 31, 2010

(Dollars in Thousands)		Commercial	Residential
		Real	Real	Home
	Commercial	Estate	Estate	Equity	Consumer	Unallocated	Total
Ending allowance for loan losses:
Individually evaluated for impairment	$308	$877	$—	$—	$—	$—	$1,185
Collectively evaluated for impairment	973	4,598	460	708	21	65	6,825
Total ending allowance balance	$1,281	$5,475	$460	$708	$21	$65	$8,010

Loans:
Individually evaluated for impairment	$896	$33,920	$—	$—	$—	$—	$34,816
Collectively evaluated for impairment	44,306	206,231	12,580	17,078	2,759	—	282,954
Total ending loan balance	$45,202	$240,151	$12,580	$17,078	$2,759	$—	$317,770

Floridian Financial Group, Inc. and Subsidiaries

Note 4.           Loans and Allowance for Loan Losses (continued)

The following presents loans individually evaluated for impairment by class of loans as of June 30, 2011 and December 31, 2010:

	As of June 30, 2011

(Dollars in Thousands)	Unpaid		Allowance for	Average	Interest
	Principal	Recorded	Loan Losses	Recorded	Income
	Balance	Investment	Allocated	Investment	Recognized
With no related allowance recorded:
Commercial	$235	$235	$—	$364	$3
Commercial real estate
Construction and land	6,267	6,267	—	10,809	30
Non-owner occupied	7,910	7,910	—	10,323	98
Owner occupied	1,251	1,251	—	1,951	25
Residential	—	—	—	—	—
Home equity	—	—	—	—	—
Consumer	—	—	—	—	—
Total	15,663	15,663	—	23,447	156

With an allowance recorded:
Commercial	158	89	69	169	4
Commercial real estate
Construction and land	106	87	19	107	—
Non-owner occupied	2,427	2,348	79	2,330	27
Owner occupied	7,867	7,248	619	7,856	75
Residential	—	—	—	—	—
Home equity	—	—	—	—	—
Consumer	—	—	—	—	—
Total	10,558	9,772	786	10,462	106

Total	$26,221	$25,435	$786	$33,909	$262

Floridian Financial Group, Inc. and Subsidiaries

Note 4.           Loans and Allowance for Loan Losses (continued)

	As of December 31, 2010

(Dollars in Thousands)	Unpaid		Allowance for
	Principal	Recorded	Loan Losses
	Balance	Investment	Allocated
With no related allowance recorded:
Commercial	$335	$335	$—
Commercial real estate
Construction and land	6,962	6,962	—
Non-owner occupied	9,946	9,946	—
Owner occupied	5,262	5,262	—
Residential	1,423	1,423	—
Home equity	—	—	—
Consumer	—	—	—
Total	23,929	23,929	—

With an allowance recorded:
Commercial	561	253	308
Commercial real estate
Construction and land	109	86	23
Non-owner occupied	—	—	—
Owner occupied	10,217	9,363	854
Residential	—	—	—
Home equity	—	—	—
Consumer	—	—	—
Total	10,887	9,702	1,185

Total	$34,816	$33,631	$1,185

Floridian Financial Group, Inc. and Subsidiaries

Note 4.           Loans and Allowance for Loan Losses (continued)

(Dollars in Thousands)
	June 30, 2011	December 31, 2010
Average investment in impaired loans	$33,909	$34,837
Interest income recognized on impaired loans	$262	$867
Interest income recognized on a cash basis on impaired loans	$—	$—

No additional funds are committed to be advanced in connection with impaired loans.

Impaired loans include troubled debt restructurings of $17.3 million and $21.8 million at June 30, 2011 and December 31, 2010, respectively. All TDRs were performing at June 30, 2011. As of December 31, 2010, there was one nonperforming TDR with an outstanding balance of $1.4 million.

The following presents the recorded investment in nonaccrual loans and loans past due over 90 days and still accruing by class of loans as of June 30, 2011 and December 31, 2010:

(Dollars in Thousands)	June 30, 2011		December 31, 2010
		Loans Past		Loans Past
		Due Over 90		Due Over 90
		Days Still		Days Still
	Nonaccrual	Accruing	Nonaccrual	Accruing
Commercial	$394	$—	$718	$—
Commercial real estate
Construction and land	4,558	—	1,393	—
Non-owner occupied	2,836	—	10,774	63
Owner occupied	978	—	2,781	—
Residential	—	—	—	—
Home equity	50	—	—	—
Consumer	—	—	—	—
Total	$8,816	$—	$15,665	$63

Non-accruing loans amounted to $8.8 million and $15.7 million at June 30, 2011 and December 31, 2010, respectively. Interest income on nonaccrual loans is recognized on a cash basis when the ultimate collectability is no longer considered doubtful. Cash collected on nonaccrual loans is applied against the principal balance or recognized as interest income based upon management’s expectations as to the ultimate collectability of principal and interest in full. If interest on non-accruing loans had been recognized on a fully accruing basis, interest income recorded would have been $377 thousand and $287 thousand higher for the periods ending June 30, 2011 and December 31, 2010, respectively. As of June 30, 2011, there were no loans past due 90 days or more and still accruing interest income.

Floridian Financial Group, Inc. and Subsidiaries

Note 4.           Loans and Allowance for Loan Losses (continued)

The following presents the aging of the recorded investment in past due loans as of June 30, 2011 and December 31, 2010 by class of loans:

	June 30, 2011
(Dollars in Thousands)	30 – 59	60 – 89	90 Days
	Days	Days	or Greater	Total	Loans Not
	Past Due	Past Due	Past Due	Past Due	Past Due
Commercial	$1,663	$—	$—	$1,663	$43,915
Commercial real estate
Construction and land	—	—	3,747	3,747	53,349
Non-owner occupied	—	558	2,837	3,395	81,810
Owner occupied	—	184	794	978	94,409
Residential	—	—	—	—	6,944
Home equity	—	—	50	50	16,891
Consumer	14	—	—	14	2,623
Total	$1,677	$742	$7,428	$9,847	$299,941

	December 31, 2010
(Dollars in Thousands)	30 - 59	60 - 89	90 Days
	Days	Days	or Greater	Total	Loans Not
	Past Due	Past Due	Past Due	Past Due	Past Due
Commercial	$181	$193	$150	$524	$44,678
Commercial real estate
Construction and land	272	—	1,141	1,413	56,090
Non-owner occupied	469	328	4,010	4,807	62,190
Owner occupied	2,560	—	1,642	4,202	111,449
Residential	—	—	—	—	12,580
Home equity	—	—	52	52	17,026
Consumer	13	—	—	13	2,746
Total	$3,495	$521	$6,995	$11,011	$306,759

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

Pass – A pass loan is a strong credit with no existing or known potential weaknesses deserving of management's close attention.

Special Mention – A special mention loan has potential weaknesses that deserve management's close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or in the Company's credit position at some future date. Special Mention loans are not adversely classified and do not expose the Company to sufficient risk to warrant adverse classification.

Floridian Financial Group, Inc. and Subsidiaries

Note 4.           Loans and Allowance for Loan Losses (continued)

Substandard – A substandard loan is not adequately protected by the current financial condition and paying capacity of the borrower or the value of the collateral pledged, if any. Loans classified as substandard have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. Well-defined weaknesses include a project's lack of marketability, inadequate cash flow or collateral support, failure to complete construction on time or the project's failure to fulfill economic expectations. They are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected.

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

As of June 30, 2011 and December 31, 2010, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

	June 30, 2011

(Dollars in Thousands)		Special				Not
	Pass	Mention	Substandard	Doubtful	Loss	Rated
Commercial	$44,957	$—	$470	$151	$—	$—
Commercial real estate
Construction and land	50,723	—	6,373	—	—	—
Non-owner occupied	74,869	—	10,336	—	—	—
Owner occupied	78,799	5,165	11,423	—	—	—
Residential	6,944	—	—	—	—	—
Home equity	15,895	—	1,046	—	—	—
Consumer	2,637	—	—	—	—	—
Total	$274,824	$5,165	$29,648	$151	$—	$—

	December 31, 2010

(Dollars in Thousands)		Special				Not
	Pass	Mention	Substandard	Doubtful	Loss	Rated
Commercial	$44,257	$—	$448	$497	$—	$—
Commercial real estate:
Construction and land	44,342	5,000	8,018	143	—	—
Non-owner occupied	52,635	6,744	7,618	—	—	—
Owner occupied	101,495	—	11,845	2,311	—	—
Residential	11,157	—	1,423	—	—	—
Home equity	17,078	—	—	—	—	—
Consumer	2,749	10	—	—	—	—
Total	$273,713	$11,754	$29,352	$2,951	$—	$—

Floridian Financial Group, Inc. and Subsidiaries

Note 4.           Loans and Allowance for Loan Losses (continued)

The following presents the recorded investment in residential and consumer loans based on payment activity as of June 30, 2011 and December 31, 2010:

	June 30, 2011

(Dollars in Thousands)		Home
	Residential	Equity	Consumer
Performing	$6,944	$16,891	$2,637
Nonperforming	—	50	—
Total	$6,944	$16,941	$2,637

	December 31, 2010

(Dollars in Thousands)		Home
	Residential	Equity	Consumer
Performing	$12,580	$17,026	$2,759
Nonperforming	—	52	—
Total	$12,580	$17,078	$2,759

Note 5.          Commitments and Contingencies

Financial instruments with off-balance-sheet risk: In accordance with GAAP, the financial statements do not reflect various commitments and contingent liabilities that arise in the normal course of business to meet the financing needs of customers. These include commitments to extend credit and honor stand-by letters of credit. These instruments involve, to varying degrees, elements of credit, interest rate and liquidity risks in excess of amounts reflected in the balance sheets. The extent of the Banks’ involvement in these commitments or contingent liabilities is expressed by the contractual, or notional, amounts of the instruments. Commitments to extend credit, which amount to $57.4 million and $59.0 million at June 30, 2011 and December 31, 2010, respectively, represent agreements to lend to customers with fixed expiration dates or other termination clauses.

Since many commitments are expected to expire without being funded, committed amounts do not necessarily represent future liquidity requirements. The amount of collateral obtained, if any, is based on management’s credit evaluation in the same manner as though an immediate credit extension were to be granted.

Stand-by letters of credit are conditional commitments issued by the Banks guaranteeing the performance of a customer to a third party. The decision whether to guarantee such performance and the extent of collateral requirements are made considering the same factors as are considered in credit extensions. Stand-by letters of credit totaling $3.1 million and $3.0 million are outstanding as of June 30, 2011 and December 31, 2010, respectively.

Lines of credit: At June 30, 2011 and December 31, 2010, the Banks had federal funds lines of credit of $26.1 million available from their correspondent banks. At these dates, there were no outstanding draws under these lines. The highest single day borrowing under these lines was $500 thousand during the three months ended June 30, 2011.

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

Floridian Financial Group, Inc. and Subsidiaries

Note 6.           Regulatory Capital Matters

The Company’s Banks are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Banks must meet specific capital guidelines that involve quantitative measures of the Banks’ assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

Quantitative measures established by regulation to ensure capital adequacy require the Banks to maintain minimum amounts and ratios (set forth in the table on the following page) of total and Tier 1 capital (as defined in the regulations), to risk-weighted assets (as defined), and Tier 1 capital (as defined), to average assets (as defined). Management believes, as of June 30, 2011 and December 31, 2010, that the Banks meet all capital adequacy requirements to which they are subject.

At June 30, 2011, the Company’s banking subsidiaries exceeded all regulatory capital measures to be adequately capitalized. Further, the Banks satisfied all the criteria to be well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Banks must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table. The Banks, however, as outlined in Note 10 have resolved to meet higher capital requirements to fulfill requests from the Banks’ regulators.

Floridian Financial Group, Inc. and Subsidiaries

Note 6.           Regulatory Capital Matters (continued)

(Dollars in Thousands)	Actual		Minimum Amount and Ratio Required by Regulators

	Amount	Ratio	Amount	Ratio
As of June 30, 2011:
Total capital (to risk-weighted assets)
Consolidated	$42,717	12.1%	N/A	N/A
Floridian Bank	$13,809	12.0%	$11,478	10.0%
Orange Bank of Florida	$24,322	10.4%	$23,432	10.0%

Tier 1 capital (to risk-weighted assets)
Consolidated	$38,245	10.8%	N/A	N/A
Floridian Bank	$12,367	10.8%	$6,887	6.0%
Orange Bank of Florida	$21,359	9.1%	$14,059	6.0%

Tier 1 capital (to average assets)
Consolidated	$38,245	8.4%	N/A	N/A
Floridian Bank	$12,367	8.5%	$7,450	5.0%
Orange Bank of Florida	$21,359	7.0%	$15,305	5.0%

As of December 31, 2010:
Total capital (to risk-weighted assets)
Consolidated	$43,736	12.3%	N/A	N/A
Floridian Bank	$13,479	11.7%	$11,486	10.0%
Orange Bank of Florida	$25,337	10.7%	$23,657	10.0%

Tier 1 capital (to risk-weighted assets)
Consolidated	$39,228	11.0%	N/A	N/A
Floridian Bank	$12,033	10.5%	$6,891	6.0%
Orange Bank of Florida	$22,345	9.5%	$14,194	6.0%

Tier 1 capital (to average assets)
Consolidated	$39,228	8.4%	N/A	N/A
Floridian Bank	$12,033	8.0%	$7,570	5.0%
Orange Bank of Florida	$22,345	7.3%	$15,404	5.0%

The payment of dividends by a Florida state bank is subject to various restrictions set forth in the Florida Financial Institutions Code. Such restrictions generally limit dividends to an amount not exceeding net income for the current and two preceding years, less any dividends paid during that period. Accordingly, management does not expect the payment of dividends at any time in the near future. Since the Company is dependent upon the Banks’ ability to pay dividends, the Company is, in effect, similarly restricted as to its ability to pay dividends. Further, the Boards of Directors of the Banks are restricted from paying the Company any dividends. See Note 10.

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

Level 2: Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data.

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

Floridian Financial Group, Inc. and Subsidiaries

Note 7.           Fair Values of Financial Instruments (continued)

The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments:

Cash and due from banks, interest-bearing demand deposits in other banks, and federal funds sold: Due to the short-term nature of these instruments, fair values approximate their carrying amounts. Federal funds sold was $6.5 million at June 30, 2011.

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

Other borrowings: The carrying amounts of borrowings under repurchase agreements maturing within 90 days in the amount of $6.3 million and a long-term note payable of $1.7 million approximate their fair values.

Off-balance-sheet instruments: Loan commitments and letters of credit are negotiated at current market rates and are relatively short-term in nature. Therefore, their estimated fair value approximates the fees charged and is nominal at June 30, 2011 and December 31, 2010.

Floridian Financial Group, Inc. and Subsidiaries

Note 7.           Fair Values of Financial Instruments (continued)

Financial Instruments Recorded at Fair Value on a Recurring Basis

The following table sets forth the Company’s assets and liabilities which are carried at fair value on a recurring basis as of June 30, 2011 and December 31, 2010, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

(Dollars in Thousands)	June 30, 2011
	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total at Fair Value
Securities available for sale
Debt securities:
U.S. Government and federal agencies	$—	$28,637	$—	$28,637
States & political subdivisions	—	1,766	—	1,766
Mortgage backed	—	11,787	—	11,787
Total securities available for sale	$—	$42,190	$—	$42,190

	December 31, 2010
	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total at Fair Value
Securities available for sale
Debt securities:	$—	$29,224	$—	$29,224
U.S. Government and federal agencies	—	1,658	—	1,658
States & political subdivisions	—	11,776	—	11,776
Mortgage backed	—	—	—	—
Total securities available for sale	$—	$42,658	$—	$42,658

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

The fair values of assets measured at fair value on a nonrecurring basis are as follows at June 30, 2011 and December 31, 2010:

(Dollars in Thousands)	June 30, 2011
	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Impaired loans	$—	$—	$8,908
Other real estate owned	$—	$—	$10,372

	December 31, 2010
	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Impaired loans	$—	$—	$13,355
Other real estate owned	$—	$—	$3,864

Provisions for loan losses of $1.1 million and $2.4 million were recorded on impaired loans during the six months ended June 30, 2011 and 2010, respectively.

Write-downs of $641 thousand and $0 were recorded on other real estate owned during the six months ended June 30, 2011 and 2010, respectively.

Floridian Financial Group, Inc. and Subsidiaries

Note 7.           Fair Values of Financial Instruments (continued)

Following is a summary of the carrying amounts and approximate fair values of the Company’s financial instruments at June 30, 2011 and December 31, 2010. The fair value estimates presented are based on pertinent information available to management as of June 30, 2011 and December 31, 2010. Although management is not aware of any factors that would significantly affect the estimated fair values, they have not been comprehensively revalued for purposes of these financial statements since the statement of financial condition date and therefore, current estimates of fair value may differ significantly from the amounts disclosed.

(Dollars in Thousands)	June 30, 2011		December 31, 2010
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Financial assets:
Cash and due from banks	$14,248	$14,248	$9,399	$9,399
Federal funds sold	81,033	81,033	52,473	52,473
Securities held to maturity	6,018	6,076	10,082	10,281
Available-for-sale securities	42,190	42,190	42,658	42,658
Other investments	100	100	100	100
Loans, net	301,933	301,582	309,555	306,114
Accrued interest receivable	1,104	1,104	1,322	1,322

Financial liabilities:
Deposits	$439,625	$439,950	$412,187	$413,555
Other borrowings	7,963	7,963	6,762	6,762
Accrued interest payable	147	147	114	114

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

On May 13, 2011, the FASB issued new requirements for Fair Value Measurement and Disclosure. The pronouncement developed a single, converged guidance on how to measure fair value and what disclosures to provide concerning fair value measurements. The measurement and disclosure requirements are effective for reporting periods beginning after December 15, 2011 and are applied prospectively.

On June 16, 2011, the FASB finalized guidance on the Presentation of Comprehensive Income to improve the comparability, consistency, and transparency of financial reporting and to increase prominence of items recorded in other comprehensive income. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The guidance requires reporting to be applied retrospectively for all periods presented in the financial statements.

Note 9.           Related Party

On January 4, 2011, Orange Bank purchased the land, building, and furniture and fixtures associated with the Clermont Branch location from First Team Clermont OB, LLC, a Florida limited liability company (“First Team”). First Team is controlled by W. Warner Peacock, a former director of the Company. First Team holds a note on the land, building, and furniture and fixtures of $1.7 million. The note requires monthly interest payments at 6.5% per annum and a principal reduction of $850 thousand on January 3, 2012. All outstanding principal and interest is due on January 3, 2013.

Note 10 – Regulatory Agreement

On July 22 2011, as a result of a periodic examination of the Banks during the first quarter 2011 by the Federal Deposit Insurance Company (FDIC) and the Florida Office of Financial Regulation (OFR), the Boards of Directors of the Banks agreed to approve certain board resolutions (“Resolutions”) requested by the FDIC and the OFR. From a regulatory perspective, these are informal, nonpublic agreements; however, in the interest of full disclosure, the Company is summarizing the main obligations of the Resolutions. The Resolutions provide that the Board of Directors of each Bank:

•	Will not declare or pay any dividends or take any other form of payment representing a reduction in capital from the Bank without prior regulatory approval;

•	Will not appoint any new directors or senior executive officers without prior regulatory approval; and

•	Will within 90 days (Floridian Bank) and 182 days (Orange Bank) and during the life of the Resolutions have Tier 1 Capital equal to or exceeding eight percent (8%) and Total Risk-Based Capital equal to or exceeding twelve percent (12%).

The Company is committed to taking all necessary actions to promptly address the requirements of the Resolutions.

Note 11 – Subsequent Events

On July 15, 2011, the sale of Orange Bank of Florida’s Inverness branch to Old Florida National was closed. Orange Bank now has six offices with its primary service area in Orange, Seminole, Lake and Citrus counties.

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

Business Overview

About Our Business

We are a multi-bank holding company headquartered in Lake Mary, Florida, a community situated between Orlando and Daytona Beach, Florida. We were incorporated on September 8, 2005 as the bank holding company of Floridian Bank, a Florida-chartered commercial bank. We commenced operations, along with Floridian Bank, on March 20, 2006.

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

Both Floridian Bank and Orange Bank are full-service commercial banks, providing a wide range of business and consumer financial services in our target marketplace, which is comprised primarily of Orange, Seminole, Citrus, Lake, Flagler, and Volusia Counties in Florida. Floridian Bank is headquartered in Daytona Beach, Florida, with a primary service area in Flagler and Volusia Counties. Orange Bank is headquartered in Orlando, Florida, with a primary service area in Orange, Seminole, Lake and Citrus Counties. Collectively, our Banks operate 10 banking offices, excluding Orange Bank’s Inverness branch, which was sold on July 15, 2011.

The Banks offer commercial and retail banking services with an emphasis on commercial and commercial real estate lending, particularly to the medical services industry. As of June 30, 2011, we had total assets of $490.5 million, deposits of $439.6 million, total gross loans of $309.8 million and total shareholders’ equity of $40.3 million. At June 30, 2011, our consolidated capital ratios all surpassed regulatory “well capitalized measures” as shown in the following table. Also see Note 6 of our consolidated financial statements for a breakdown by subsidiary Banks, which also surpass all regulatory “well capitalized measures”.

	As of June 30, 2011	Minimum to be “Well Capitalized”
Risk Based Capital	12.1%	10.0%
Tier 1 Capital	10.8%	6.0%
Leverage Capital	8.4%	5.0%

Our principal executive offices are located at 175 Timacuan Boulevard, Lake Mary, Florida 32746. The telephone number at that office is (407) 321-3233.

Results of Operations

CONDENSED SUMMARY OF EARNINGS

	For The Three Months Ended June 30,
(Dollars in Thousands, Except Per Share Data)	2011	2010
Interest Income	$4,247	$5,156
Interest Expense	1,067	1,541
Net Interest Income	3,180	3,615
Provision For Loan Losses	30	3,634
Noninterest Income	370	282
Noninterest Expense	3,518	3,625
Income (Loss) Before Income Taxes	2	(3,362)
Provision for Income Taxes	175	—
Net Income (loss)	$(173)	$(3,362)
Basic net income (loss) per share	$(0.03)	$(0.54)
Diluted net income (loss) per share	$(0.03)	$(0.54)

Selected Operating Ratios
Return on Assets	(0.15)%	(2.81)%
Return on Equity	(1.75)%	(26.41)%
Dividend Payout Ratio	N/A	N/A
Equity to Assets Ratio	8.21%	9.88%

The income before income taxes for the three months ended June 30, 2011 was $2 thousand compared to a $3.4 million net loss for the same period in 2010. The profit earned in the second quarter of 2011 was principally due to the reduction in expenses through the closing of two branches at the end of 2010 and an improvement in our loan portfolio which resulted in the provision in loan losses being reduced to $30 thousand from $3.6 million for the three months ended June 30, 2011 and 2010, respectively.

Net Interest Income

Our profitability is dependent to a large extent on net interest income which is the difference between the interest received on earning assets (such as loans and securities) and the interest paid on interest bearing liabilities (principally deposits and borrowings). Our principal interest earning assets are loans, investment securities, and federal funds sold. Interest-bearing liabilities primarily consist of certificates of deposit, NOW accounts, savings deposits, and money market accounts. Funds attracted by these interest-bearing liabilities are invested in interest-earning assets. Accordingly, net interest income depends upon the volume of average interest-earning assets and average interest-bearing liabilities and the interest rates earned or paid on them.

The significance of net interest income is largely enhanced as our size grows and the impact of market rates of interest as influenced by the Federal Reserve’s monetary policy.

The following table reflects the components of net interest income for the three month periods ended June 30, 2011 and 2010. It sets forth, (1) average assets, liabilities and shareholders’ equity, (2) interest income earned on interest-earning assets and interest paid on interest-bearing liabilities, (3) average yields earned on interest-earning assets and average rates paid on interest-bearing liabilities, (4) our net interest spread (i.e., the average yield on interest-earning assets less the average rate on interest-bearing liabilities) and (5) our net interest margin (i.e., the net yield on interest earning assets):

AVERAGE BALANCES AND INTEREST RATES

(Dollars in Thousands)	Three Months Ended June 30,
	2011			2010
	Average Balance	Interest	Rate	Average Balance	Interest	Rate
ASSETS
Loans, Net(1)(2)	$307,451	$3,867	5.04%	$342,710	$4,555	5.33%
Investment Securities	51,916	345	2.66	79,344	591	2.98
Federal Funds Sold	51,725	30	0.23	22,138	10	0.18
Interest Bearing Deposits	3,158	5	0.64	100	—	—
Total Earning Assets	414,250	4,247	4.11%	442,292	5,156	4.65%
Other Assets	43,731			35,072
Total Assets	$457,970			$479,364

LIABILITIES
Savings, NOW and Money Market	$159,423	$360	0.90%	$171,474	$509	1.19%
Time Deposits	149,568	642	1.72	175,566	982	2.25
Total Interest Bearing Deposits	308,991	1,002	1.30	347,040	1,491	1.72
Other Borrowings	7,956	65	3.28	6,751	50	2.97
Total Interest Bearing Liabilities	316,947	1,067	1.35%	353,791	1,541	1.75%
Noninterest Bearing Deposits	98,914			72,546
Other Liabilities	2,569			1,975
Total Liabilities	418,430			428,312

Total Shareholders’ Equity	39,540			51,052

Total Liabilities and Equity	$457,970			$479,364

Interest Rate Spread			2.76%			2.90%
Net Interest Income		$3,180			$3,615
Net Interest Margin			3.08%			3.26%

(1) Average balances include nonaccrual loans, and are net of unearned loan fees of $140 and $247 at June 30, 2011 and 2010, respectively.

(2) Interest income includes fees on loans of $13 and $4 for the three months ended June 30, 2011 and 2010, respectively.

Net interest income decreased $435 thousand, 11.1%, from $3.6 million in 2010 to $3.2 million in 2011, principally due to a 34.6% decrease in investment securities and a 10.3% decrease in average net loans. The Banks have emphasized originating loans with interest rate floors of approximately six percent. Further, the Banks have aggressively reduced their costs of funds and continue to lengthen deposit maturities at these lower rates. If interest rates begin to rise, net interest income should increase modestly.

The following table sets forth certain information regarding changes in our interest income and interest expense for the quarter ended June 30, 2011 compared to the quarter ended June 30, 2010. For each category of interest earning assets and interest-bearing liabilities, information is provided on changes attributable to changes in interest rate and changes in the volume. Changes in both volume and rate have been allocated based on the proportionate absolute changes in each category.

RATE VOLUME ANALYSIS

(Dollars in Thousands)	Three months ended June 30, 2011 and 2010
	Total	Due To Average
	Change	Volume	Rate
Interest Earning Assets
Loans, Net	$(688)	$(469)	$(219)
Investment Securities	(246)	(204)	(42)
Federal Funds Sold	20	13	7
Other	5	—	5
Total	$(909)	$(660)	$(249)

Interest Bearing Liabilities
Savings, NOW, Money Market Accounts	$(149)	$(35)	$(114)
Time Deposits	(340)	(146)	(194)
Other Borrowings	15	9	6
Total	$(474)	$(172)	$(302)

Changes In Net Interest Income	$(435)	$(488)	$53

Provision for Loan Losses

The allowance for loan losses is a provision for loan losses charged against net interest income. Loans are charged against the allowance for loan losses when management believes that the collectability of the principal is unlikely. The allowance is an amount that management believes is adequate to absorb losses inherent in the loan portfolio, based on evaluations of the collectability of loans, industry historical loss experience, current economic conditions, portfolio mix, and other factors.  While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic conditions.

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

As a direct result of these factors and analyses, the loan loss provision was $30 thousand for the three months ended June 30, 2011 compared to $3.6 million for the same period in 2010.

Noninterest Income

Following is a schedule of noninterest income:

	Three months ended June 30,
(Dollars in Thousands)	2011	2010

Loan fee income	$13	$5
Service charges on deposit accounts	164	103
Cash surrender value – life insurance	84	92
Other	109	72
Gain on sale of securities	—	10
Totals	$370	$282

Noninterest income, increased in 2011 because of increased service charges of $61 thousand reflecting growth in noninterest bearing demand deposit accounts. Noninterest income includes bank owned life insurance which decreased to $84 thousand for the three months ended June 30, 2011 from $92 thousand in the same period of 2010.

Noninterest Expense

Following is a schedule of noninterest expense:

	Three months ended June 30,
(Dollars in Thousands)	2011	2010

Salaries and employee benefits	$1,654	$1,761
Occupancy and equipment expense	681	828
FDIC insurance	158	212
Data processing	295	259
Other real estate expense	177	78
Professional fees	253	249
Credit and collection expenses	82	66
Telephone and communications	64	58
Core deposit intangible amortization	48	48
Operating recovery	—	(70)
Other	106	136
Totals	$3,518	$3,625

Total noninterest expense of $3.5 million for the three months ended June 30, 2011 decreased $107 thousand or 3.0% from the same period in 2010. The decrease was due to the closing of two branches and the relocation of our operations center in 2010 that resulted in a $107 thousand, or 6.1%, reduction in salary and employee benefits and a $147 thousand, or 17.8%, reduction in occupancy and equipment expense.

Income Taxes

We file consolidated tax returns. Having incurred annual operating losses since our inception in 2006, we have accumulated a net tax benefit over the past four years. We have recorded a valuation allowance to partially offset the deferred tax assets associated with the net operating loss carry forwards generated by our net losses. Management determined no additional valuation allowance was required and based on their evaluation of the deferred tax benefit and losses incurred, elected to reduce the carrying value of the deferred asset account. Going forward should we experience net income, we will re-evaluate the need to reverse any remaining valuation allowance. For the quarter ended June 30, 2011 we recorded a valuation allowance of $175 thousand, thereby reducing our deferred tax asset to $12 thousand. We did not recognize an income tax benefit for the quarter ended June 30, 2010.

Six Months Ended June 30, 2011 Compared to the Six Months ended June 30, 2010

CONDENSED SUMMARY OF EARNINGS

	For The Six Months Ended June 30,
(Dollars in Thousands, Except Per Share Data)	2011	2010
Interest Income	$8,519	$10,304
Interest Expense	2,133	3,175
Net Interest Income	6,386	7,129
Provision For Loan Losses	1,197	3,823
Noninterest Income	686	575
Noninterest Expense	7,058	6,954
Loss Before Income Taxes	(1,183)	(3,073)
Provision for Income Taxes	175	—
Net Loss	$(1,358)	$(3,073)
Basic net loss per share	$(0.22)	$(0.50)
Diluted net loss per share	$(0.22)	$(0.50)

Selected Operating Ratios
Return on Assets	(0.61)%	(1.29)%
Return on Equity	(6.87)%	(12.14)%
Dividend Payout Ratio	N/A	N/A
Equity to Assets Ratio	8.21%	9.88%

The loss before income taxes for the six months ended June 30, 2011 was a loss of $1.2 million compared to a loss of $3.1 million for the same period in 2010.

Net Interest Income

The following table reflects the components of net interest income, for the six month periods ended June 30, 2011 and 2010. It sets forth (1) average assets, liabilities and shareholders’ equity, (2) interest income earned on interest-earning assets and interest paid on interest-bearing liabilities, (3) average yields earned on interest-earning assets and average rates paid on interest-bearing liabilities, (4) our net interest spread (i.e., the average yield on interest-earning assets less the average rate on interest-bearing liabilities) and (5) our net interest margin (i.e., the net yield on interest earning assets):

AVERAGE BALANCES AND INTEREST RATES

(Dollars in Thousands)	Six Months Ended June 30,
	2011			2010
	Average Balance	Interest	Rate	Average Balance	Interest	Rate
ASSETS
Loans, Net(1)(2)	$310,875	$7,754	5.04%	$338,833	$9,019	5.37%
Investment Securities	52,903	705	2.66	85,329	1,268	2.97
Federal Funds Sold	43,240	51	0.23	17,368	17	0.20
Deposits at Interest with Banks	3,038	9	0.64	100	—	—
Total Earning Assets	410,056	8,519	4.11%	441,630	10,304	4.71%
Other Assets	40,756			36,964
Total Assets	$451,601			$478,594

LIABILITIES
Savings, NOW and Money Market	$163,467	$699	0.86%	$173,524	$1,105	1.28%
Time Deposits	143,019	1,304	1.84	174,495	1,967	2.27
Total Interest Bearing Deposits	306,486	2,003	1.32	348,019	3,072	1.78
Other Borrowings	8,122	130	3.23	7,040	103	2.95
Total Interest Bearing Liabilities	314,608	2,133	1.37%	355,059	3,175	1.80%
Noninterest Bearing Deposits	94,561			70,563
Other Liabilities	2,592			1,934
Total Liabilities	411,761			427,556

Total Shareholders’ Equity	39,840			51,038

Total Liabilities and Equity	$451,601			$478,594

Interest Rate Spread			2.82%			2.91%
Net Interest Income		$6,386			$7,129
Net Interest Margin			3.14%			3.26%

(1) Average balances include nonaccrual loans, and are net of unearned loan fees of $140 and $247 at June 30, 2011 and 2010, respectively.

(2) Interest income includes fees on loans of $26 and $22 for the six months ended June 30, 2011 and 2010, respectively.

Net interest income decreased $742 thousand, or 10.4%, from $7.1 million in 2010 to $6.4 million in 2011. The decrease was primarily due to a 38.0% decrease in investment securities and an 8.3% reduction in average net loans. The increased interest expense and lower average net loans were partially offset by an increase in noninterest bearing deposits of $24.0 million and a reduction in average rates from 1.80% to 1.37% for the six months ended June 30, 2010 and 2011, respectively.

The following table sets forth certain information regarding changes in our interest income and interest expense for the six months ended June 30, 2011 compared to the six months ended June 30, 2010. For each category of interest earning assets and interest-bearing liabilities, information is provided on changes attributable to changes in interest rate and changes in the volume. Changes in both volume and rate have been allocated based on the proportionate absolute changes in each category.

RATE VOLUME ANALYSIS

(Dollars in Thousands)	Six months ended June 30, 2011 and 2010
	Total	Due To Average
	Change	Volume	Rate
Interest Earning Assets
Loans, Net	$(1,265)	$(744)	$(521)
Investment Securities	(563)	(482)	(81)
Federal Funds Sold	34	25	9
Other	9	—	9
Total	$(1,785)	$(1201)	$(584)

Interest Bearing Liabilities
Savings, NOW, Money Market Accounts	$(406)	$(64)	$(342)
Time Deposits	(663)	(355)	(308)
Other Borrowings	27	16	11
Total	$(1,042)	$(403)	$(639)

Changes In Net Interest Income	$(743)	$(798)	$55

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

As a direct result of these factors and analyses, the loan loss provision was $1.2 million for the six months ended June 30, 2011 compared to $3.8 million for the same period in 2010. The decrease in the loan loss provision was also supported by a 43.9% decrease in nonaccrual loans from $15.7 million at December 31, 2010, compared to $8.8 million at June 30, 2011 and a 10.0% decrease in past due loans from $11.0 million to $9.9 million, respectively. Past due loans, as a percentage of total loans, decreased to 3.2% at June 30, 2011, compared to 3.5% at December 31, 2010.

Noninterest Income

Following is a schedule of noninterest income:

	Six months ended June 30,
(Dollars in Thousands)	2011	2010

Loan fee income	$26	$22
Service charges on deposit accounts	322	210
Cash surrender value – life insurance	169	204
Other	169	126
Gain on sale of securities	—	13
Totals	$686	$575

Noninterest income, excluding gains on sales of securities, increased $124 thousand from 2010. Deposit fees increased $112 thousand reflecting growth in deposit accounts.

Noninterest Expense

Following is a schedule of noninterest expense:

	Six months ended June 30,
(Dollars in Thousands)	2011	2010

Salaries and employee benefits	$3,328	$3,503
Occupancy and equipment expense	1,406	1,670
FDIC insurance	382	427
Data processing	590	486
Other real estate expense	217	243
Professional fees	495	383
Credit and collection expenses	173	141
Telephone and communications	144	113
Core deposit intangible amortization	96	96
Operating recovery	—	(450)
Other	227	342
Totals	$7,058	$6,954

Total noninterest expense of $7.1 million for the six months ended June 30, 2011 increased $104 thousand or 1.5% from the same period in 2010. The increase was due to the $450 thousand operating recovery realized in 2010. Without the recovery, noninterest expenses decreased $346 thousand, or 4.7%, primarily due to the closing of two branches and the relocation of the operations center to Lake Mary.

Income Taxes

We file consolidated tax returns. Having incurred annual operating losses since our inception in 2006, we have accumulated a net tax benefit over the past four years. We have recorded a valuation allowance to partially offset the deferred tax assets associated with the net operating loss carry forwards generated by our net losses. Management determined no additional valuation allowance was required and based on their evaluation of the deferred tax benefit and losses incurred, elected to reduce the carrying value of the deferred asset account. Going forward should we experience net income, we will re-evaluate the need to reverse any remaining valuation allowance. We did not recognize an income tax benefit for the six months ended June 30, 2011 and 2010.

Market Risk

Market risk refers to potential losses arising from changes in interest rates, foreign exchange rates, equity prices and commodity prices. We are primarily exposed to interest rate risk inherent in our lending and deposit taking activities as a financial intermediary. To succeed in this capacity, we offer an extensive variety of financial products to meet the diverse needs of our customers. These products sometimes contribute to interest rate risk for us when product groups do not complement one another. For example, depositors may want short-term deposits while borrowers desire long-term loans. Changes in market interest rates may also result in changes in the fair value of our financial instruments, cash flows, and net interest income.

Interest rate risk is comprised of repricing risk, basis risk, yield curve risk, and options risk. Repricing risk arises from differences in the cash flow or repricing between asset and liability portfolios. Basis risk arises when asset and liability portfolios are related to different market rate indexes, which do not always change by the same amount. Yield curve risk arises when asset and liability portfolios are related to different maturities on a given yield curve; when the yield curve changes shape, the risk position is altered. Options risk arises from “embedded options” within asset and liability products because some borrowers have the option to prepay their loans when rates fall while some depositors can redeem their certificates of deposit early when rates rise.

We have established an Asset/Liability Committee (“ALCO”) for each Bank, which are responsible for each Bank’s interest rate risk management. We have implemented a sophisticated asset/liability model at both Banks to measure interest rate risk. Interest rate risk measures include earnings simulation, economic value of equity (“EVE”) and gap analysis. We do not use derivative financial instruments for market risk management purposes.

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

GAP ANALYSIS
(Dollars in Thousands)	Within	4 To 6	7 To 12	Total
	3 Months	Months	Months	1 Year

Interest Earning Assets (IEA)

Loans	$170,534	$6,587	$14,162	$191,283
Investment Securities	20,645	5,000	1,006	26,651
Federal funds sold	6,500	—	—	6,500
Other investments	76,619	—	—	76,619
Total	$274,298	$11,587	$15,168	$301,053

Interest Bearing Liabilities (IBL)

Savings, NOW, Money Market	$170,024	$—	$—	$170,024
Time deposits	30,379	11,105	57,234	98,718
Other borrowings	6,263	—	1,700	7,963
Total	$206,666	$11,105	$58,934	$276,705

Period Gap	$67,632	$482	$(43,766)	$24,348
Cumulative Gap	$67,632	$68,114	$24,348

Cumulative Gap / Total Assets	13.79%	13.89%	4.96%
IEA / IBL (Cumulative)	133%	131%	109%
43

Financial Condition

Lending Activity

The loan portfolio consists principally of loans to individuals and small- and medium-sized businesses within our primary market area of Central Florida. The table below shows our loan portfolio composition:

LOAN PORTFOLIO COMPOSITION

(Dollars in Thousands)	June 30, 2011	December 31, 2010
Commercial	$45,578	$45,202
Commercial real estate	237,688	240,151
Residential real estate	6,944	12,580
Consumer and home equity	19,578	19,837
Total loans	309,788	317,770
Less: Allowance for loan losses	7,715	8,010
Less: Net deferred fees	14	205
Loans, Net	$301,933	$309,555

Total loans decreased by $8.0 million during the first six months of 2011 due to the reclassification of $7.4 million to other real estate owned, write downs of $2.2 million, and approximately $12.9 million in net pay downs and payoffs. These decreases were offset by new loans of $14.8 million. There were approximately $8.8 million in nonperforming loans at June 30, 2011.

Real estate and related activities have slowed significantly in our market area, local unemployment rates remain above the national average, and real estate and other asset prices have declined appreciably. This has resulted in a weak loan demand in 2010 and 2011. Although the Company has seen an increase in loan demand in 2011, it has been offset by pay downs in the portfolio.

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

As of June 30, 2011, securities totaling $42.2 million and $6.0 million were classified as available for sale and held to maturity, respectively. During the six months ended June 30, 2011, securities available for sale decreased by $468 thousand as we used proceeds from called securities to offset declines in high cost deposits. Securities held to maturity decreased $4.1 million from December 31, 2010 primarily due to the securities being called by the issuer.

Deposits and Other Borrowings

As a bank holding company, our primary source of funds is deposits. Typically, deposits are provided by businesses, municipalities, and individuals located within the markets served by our subsidiaries. In addition, we accept a limited amount of brokered deposits.

Total deposits increased $27.4 million to $439.6 million at June 30, 2011, compared to December 31, 2010, due to a concentrated effort to increase our deposit base while improving our margins. Core deposits, which exclude time certificates of deposit, increased by $11.0 million to $271.0 million at June 30, 2011 from $260.0 million at December 31, 2010. This increase was attributable to a few customers and is expected to be short-term in nature. Time certificates of deposits, increased to $168.6 million from $152.1 million during the same period due to the Banks’ certificate of deposit promotions offered during the period. The Company continues to focus on building and expanding relationships with our customers to build deposits, which provide a stable funding source for our loan portfolio.

Other borrowings, made up of short and long term borrowings, increased by $1.2 million to $8.0 million at June 30, 2011 compared to a balance of $6.8 million at December 31, 2010. The increase was a result of the purchase of our Clermont branch land, building, and furniture and fixtures. As of June 30, 2011, other borrowings were approximately 19.8% of our total shareholders’ equity.

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

The primary source of liquidity is deposits provided by commercial and retail customers. The Banks attract these deposits by offering an array of products designed to match customer needs and priced in the middle of our competitors. Deposits can be very price sensitive; therefore, we believe that increasing deposit offering rates to the top of the market would generate a larger inflow of funds. In addition to local market deposits, the Banks have access to national brokered certificates of deposit markets as well as deposit subscription services. The Banks use these alternative sources of deposits to supplement deposits particularly when the rates are lower than the local market. During the period reported, the Banks offered promotional rates on their time deposits and obtained low cost brokered deposits that resulted in an 11% increase in our time deposit volume. Established relationships with area businesses and municipalities also resulted in a 4.2% increase in core deposits. However, core deposits are short-term in nature and are expected to fluctuate based on the fiscal year ends of our customers.

Brokered deposits are limited by our policies to 25% of assets. Further, access to these brokered deposits is limited by regulation to banks that meet or exceed “well capitalized” definitions. In the event the Banks fall below “well capitalized” levels, regulators would not permit any additional brokered deposits and would impose deposit rate restrictions not to exceed published national rates. Overall deposit levels are monitored on a constant basis as are liquidity policy levels, which must be maintained at a minimum of 14% of total deposits. Sources of these liquidity levels include cash and due from banks, short-term investments such as federal funds sold, and our investment portfolio, which can also be used as collateral for short-term borrowings. Alternative sources of funds include unsecured federal funds lines of credit through correspondent banks. The Banks have established contingency plans in the event of extraordinary fluctuations in cash resources.

Operating Activities

Cash flows from continuing operating activities primarily include net income (loss), adjusted for items that did not impact cash. Net cash provided by operating activities increased by $132 thousand to $1.9 million for the six months ended June 30, 2011compared to $1.7 million for the six months ended June 30, 2010.

Investing Activities

Cash used in investing activities reflects the impact of loans and investments acquired for our interest-earning asset portfolios, as well as cash flows from asset sales and the impact of acquisitions. For the six months ended June 30, 2011, we had net cash flows provided from investing activities of $3.0 million, compared to $16.0 million for the same period in 2010. The change in cash flows from investing activities was primarily due to the purchase and call of investment securities and the purchase of the Clermont office.

Financing Activities

Cash flows from financing activities include transactions and events whereby cash is obtained from depositors, creditors or investors. For the six months ended June 30, 2011, we had net cash flows provided by financing activities of $28.6 million, compared to $23.5 million for the six months ended June 30, 2010. The change in cash flows from financing activities was primarily due to $27.4 million in net deposit growth for the six months ended June 30, 2011 compared to $24.4 million for the six months ended June 30, 2010.

Capital Resources

The assessment of capital adequacy depends on a number of factors such as asset quality, liquidity, earnings performance, changing competitive conditions and economic forces. We seek to maintain a strong capital base to support our growth and expansion activities, to provide stability to current operations and to promote public confidence. We successfully completed a $30 million secondary capital offering in June 2008 at a price of $12.50 per share. However, over the past two years, poor loan portfolio performance and the related impact on earnings have deteriorated our capital position. As of June 30, 2011, the Banks exceeded the requirements contained in the applicable regulations, policies and directives pertaining to capital adequacy to be classified as “well capitalized”, and are unaware of any material violation or alleged violation of these regulations, policies or directives. Our intent is to maintain a strong capital position, and both management and the Board of Directors have had exploratory discussions to determine the availability and cost of additional capital. Based on these discussions and further investigations, it may be prudent that the Company pursue another capital offering in the next 12 months.

Key to our efforts to maintain existing capital adequacy is the need for the Banks to become profitable by focusing on increasing core earnings and decreasing the levels of adversely classified and nonperforming assets. Management is pursuing a number of strategic alternatives to improve the core earnings of the Banks and to reduce the level of classified assets. Current market conditions for banking institutions, the overall uncertainty in financial markets and the Banks’ high level of nonperforming assets are barriers to the success of these strategies. If current adverse market factors continue for a prolonged period of time, new adverse market factors emerge, and/or the Banks are unable to successfully execute plans in a sufficient and timely manner, it could have a material adverse effect on the Banks’ business, results of operations and financial position.

We offer a stock purchase plan to our employees and directors to purchase shares of our common stock at fair market value. In 2010, employees purchased 1,319 shares valued at $10.00 per share, which were issued in March 2011. In 2009, employees purchased 4,727 shares valued at $12.50 per share, which were issued in January 2010.

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

For a foreseeable period of time, our principal source of cash revenues will be dividends paid by the Banks to us with respect to their common stock; however, pursuant to the Resolutions, the Banks are prohibited from paying any dividends to the Company, without prior approval from their regulators. There are other restrictions on the payment of these dividends imposed by federal banking laws, regulations and authorities. See the sections of this Annual Report captioned “Item 1. Business - Regulatory Considerations – The Banks – Dividends”.

Even if the Banks received approval from their regulators to pay the Company a dividend the declaration and payment of dividends on our common stock would depend upon our earnings and financial condition, liquidity and capital requirements, the general economic and regulatory climate, our ability to service any equity or debt obligations senior to the common stock and other factors deemed relevant by our Board of Directors. Further, however, pursuant to the Resolutions, the Banks are prohibited from paying any dividends to the Company, without prior approval from our regulators.

Off-Balance Sheet Arrangements

We do not currently engage in the use of derivative instruments to hedge interest rate risks. However, we are a party to financial instruments with off-balance sheet risks in the normal course of business to meet the financing needs of our customers.

At June 30, 2011, we had approximately $57.0 million in commitments to extend credit and $3.1 million in standby letters of credit. Commitments to extend credit are agreements to lend to a customer so long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Standby letters of credit are conditional commitments issued by us to guarantee the performance of a customer to a third party. We use the same credit policies in establishing commitments and issuing letters of credit as we do for on-balance sheet instruments.

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

Item 4.           CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of June 30, 2011, the end of the period covered by this Form 10-Q, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that as of June 30, 2011, the end of the period covered by this Form 10-Q, we maintained effective disclosure controls and procedures.

Changes in Internal Control

Our management, including the Chief Executive Officer and Chief Financial Officer, has reviewed our internal control. There have been no significant changes in our internal control during our most recently completed fiscal quarter that could significantly affect our internal control over financial reporting.

PART II.           OTHER INFORMATION

Item 1.                 Legal Proceedings

We are party to lawsuits arising out of the normal course of business. In management’s opinion, there is no known pending litigation, the outcome of which would, individually or in the aggregate, have a material effect on our consolidated results of operations, financial position, or cash flows.

Item 1A.        Risk Factors

In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our 2010 Form 10-K, as updated in our subsequent quarterly reports. The risks described in our 2010 Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. There have been no material changes in our risk factors from those disclosed in our 2010 Form 10-K, except for the following:

The FDIC’s repeal of the prohibition against payment of interest on demand deposits may increase competition for such deposits and ultimately increase interest expense.

Substantially all of our revenue is derived from our interest rate spread, which is the difference between the interest rates paid by us on amounts used to fund assets and the interest rates and fees we receive on our interest-earning assets. Our interest-earning assets include outstanding loans extended to our customers and securities held in our investment portfolio. We fund assets using deposits and other borrowings. We currently maintain approximately 25% of deposits as non-interest bearing.

On July 14, 2011, the FDIC issued final rules to repeal the prohibition on the payment of interest on demand deposits by institutions that are nonmember banks of the Federal Reserve System. The final rules implement Section 627 of the Dodd-Frank Act, which repealed Section 11(a) (1) of the Federal Deposit Insurance Act in its entirety effective July 21, 2011. Member banks were impacted by a substantially similar repeal by the Federal Reserve. As a result, banks are now permitted to offer interest-bearing demand deposit accounts to commercial customers, which were previously forbidden. This repeal may cause increased competition from other financial institutions for these deposits. If we decide to pay interest on demand accounts, we would expect interest expense to increase. Since we have a higher than average level of commercial demand deposits, paying interest on commercial demand deposits may have a larger negative impact on our net interest margin than our peers.

Item 2.           Purchase of Equity Securities by the Issuer and Affiliated Purchasers

The following table contains information about all purchases made by or on behalf of us or any affiliated purchase (as defined in Rule 10b-18(a)(3) under the Exchange Act) of shares or other units of any class of our equity securities that is registered pursuant to Section 12 of the Exchange Act.

Period	Total number of shares purchased		Average price paid per share	Total number of shares purchased as part of our share repurchase program(1)	Maximum Number of shares that may yet be purchased under our share repurchase program

April 1, 2011 to April 30, 2011	—		—	—	—
May 1, 2011 to May 31, 2011	—		—	—	—
June 1, 2011 to June 30, 2011	19,000	(1)	$5.50	—	—
Total	19,000		$5.50	—	—

(1)	The shares were purchased from Floridian Bank after the bank foreclosed on a loan that was collateralized by the Company’s stock. The stock was used to reduce the principal outstanding on the loan.
49

Item 6. Exhibits

(A) Exhibits

10.1      Employment Agreement with Charlie W. Brinkley, dated as of May 6, 2011 – incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (filed 5/12/11)(No. 000-53589).

10.2      Employment Letter Agreement for Jorge F. Sanchez, dated May 4, 2011 – incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (filed 6/30/11)(No. 000-53589).

31.1      Certification of Charlie W. Brinkley, Jr., Chairman and Chief Executive Officer of Floridian Financial Group, Inc., Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2      Certification of Jorge F. Sanchez, Executive Vice President and Chief Financial Officer of Floridian Financial Group, Inc., Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1      Certification pursuant to 18 U.S.C. Section 1350.

101.INS  XBRL Instance Document

101.SCH XBRL Taxonomy Extension Schema Document

101.CAL XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB XBRL Taxonomy Extension Label Linkbase Document

101.PRE XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned Chief Financial Officer hereunto duly authorized.

FLORIDIAN FINANCIAL GROUP, INC. (Registrant)
By:	/s/ Jorge F. Sanchez
Jorge F. Sanchez
Executive Vice President and Chief Financial Officer
(Mr. Sanchez is the Principal Financial Officer and has been duly authorized to sign on behalf of the Registrant)

Date: August 15, 2011

51

Exhibit Index

10.1	Employment Agreement with Charlie W. Brinkley, dated as of May 6, 2011 – incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (filed 5/12/11)(No. 000-53589).
10.2	Employment Letter Agreement for Jorge F. Sanchez, dated May 4, 2011 – incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (filed 6/30/11)(No. 000-53589).
31.1	Certification of Charlie W. Brinkley, Jr., Chairman and Chief Executive Officer of Floridian Financial Group, Inc., Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Jorge F. Sanchez, Executive Vice President and Chief Financial Officer of Floridian Financial Group, Inc., Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
32.1	Certification pursuant to 18 U.S.C. Section 1350.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

