Form 10-Q
period 2011-09-30
FLORIDIAN FINANCIAL GROUP INC
filed 2011-11-10
CIK 1349593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2011

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
Yes ☐ No ☒

          At October 31, 2011, 6,188,448 shares of the Registrant’s Common Stock, $5.00 par value, were outstanding.

FLORIDIAN FINANCIAL GROUP, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED SEPTEMBER 30, 2011

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

          Our ability to achieve our financial objectives could be adversely affected by the factors discussed in detail in Part I, Item 2., “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and Part II, Item 1A., “Risk Factors” in this Quarterly Report on Form 10-Q, the following sections of our Annual Report on Form 10-K for the year ended December 31, 2010 (the “Annual Report”): (a) “Introductory Note” in Part I, Item 1. “Business,” (b) “Risk Factors” in Part I, Item 1A. as updated in our subsequent quarterly reports on Form 10-Q; and (c) “Introduction” in Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in Part II, Item 7, as well as:

▪	our need and our ability to incur additional debt or equity financing;

▪	legislative or regulatory changes, including the Dodd-Frank Wall Street Reform and Consumer Protection Act;

▪	the strength of the United States economy in general and the strength of the local economies in which we conduct operations;

▪	the accuracy of our financial statement estimates and assumptions, including our allowance for loan losses;

▪	the frequency and magnitude of foreclosure of our loans;

▪	the loss of our key personnel;

▪	the effects of the health and soundness of other financial institutions, including the FDIC’s need to increase Deposit Insurance Fund assessments;

▪	inflation, interest rate, market and monetary fluctuations;

▪	the effects of our lack of a diversified loan portfolio, including the risk of geographic concentration;

▪	our customers’ willingness and ability to make timely payments on their loans;

▪	increased competition and its effect on pricing, including the effect of the repeal of the prohibition on paying interest on demand deposits, on our net interest margin;

▪	fluctuations in collateral values;

▪	effect of changes in the stock market and other capital markets;

▪	the effects of harsh weather conditions, including hurricanes;

▪	the effects of man-made disasters;

▪	our ability to comply with the extensive laws and regulations to which we are subject;

▪	our ability to support our overhead expenses;

▪	our customers’ perception of the safety of their deposits at the banks;

▪	changes in the securities and real estate markets;

▪	technological changes;

▪	changes in monetary and fiscal policies of the U.S. Government;

▪	the effects of security breaches and computer viruses that may affect our computer systems;

▪	changes in consumer spending and saving habits;

▪	changes in accounting principles, policies, practices or guidelines;

▪	anti-takeover provisions under Federal and state law as well as our Articles of Incorporation and our bylaws;

▪	other risks described from time to time in our filings with the SEC; and

▪	our ability to manage the risks involved in the foregoing.

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

Floridian Financial Group, Inc., and Subsidiaries

Condensed Consolidated Balance Sheets
September 30, 2011 and December 31, 2010 (Unaudited)
(Dollars in Thousands)

	September 30, 2011	December 31, 2010
Assets
Cash and due from banks	$9,370	$9,399
Federal funds sold	4,500	2,975
Interest bearing deposits	51,219	49,498
Total cash and cash equivalents	65,089	61,872
Securities available for sale	59,323	42,658
Securities held to maturity (Fair value of $1,024 at September 30, 2011 and $10,281 at December 31, 2010)	1,004	10,082
Other investments	100	100
Loans, net of allowance for loan losses of $7,210 and $8,010 at September 30, 2011 and December 31, 2010, respectively	306,393	309,555
Property and equipment, net	14,885	14,283
Goodwill	500	500
Intangible assets, net	1,249	1,393
Deferred income taxes	—	187
Other real estate owned	6,295	3,864
Other assets	16,689	17,137
Total assets	$471,527	$461,631

Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Noninterest-bearing demand	$89,473	$78,385
Savings, NOW and money market	161,865	181,657
Time deposits under $100	90,947	90,749
Time deposits of $100 or more	75,505	61,396
Total deposits	417,790	412,187
Other borrowings	10,954	6,762
Other liabilities	2,361	2,579
Total liabilities	431,105	421,528

Shareholders’ Equity
Preferred stock, $5 par value, 1,000,000 shares authorized; none outstanding	—	—
Common stock, $5 par value, 100,000,000 shares authorized; 6,188,448 and 6,199,849 shares issued and outstanding as of September 30, 2011 and December 31, 2010, respectively	30,942	30,999
Additional paid-in capital	38,353	38,146
Retained deficit	(29,685)	(27,837)
Accumulated other comprehensive income (loss)	812	(1,205)
Total shareholders’ equity	40,422	40,103
Total liabilities and shareholders’ equity	$471,527	$461,631

See Notes to Unaudited Condensed Consolidated Financial Statements.

Floridian Financial Group, Inc. and Subsidiaries

Consolidated Statement of Operations (Unaudited)
For the Periods Ended September 30, 2011 and 2010
(Dollars in Thousands)

	For the three months ended September 30,		For the nine months ended September 30,
	2011	2010	2011	2010
Interest income:
Interest and fees on loans	$3,980	$4,280	$11,734	$13,299
Interest on securities	275	539	980	1,807
Interest on federal funds sold	50	28	101	45
Other interest	4	—	13	—
Total interest income	4,309	4,847	12,828	15,151

Interest expense:
Interest on deposits	948	1,313	2,951	4,385
Other interest	56	47	186	150
Total interest expense	1,004	1,360	3,137	4,535

Net interest income	3,305	3,487	9,691	10,616
Provision for loan losses	550	2,603	1,747	6,426
Net interest income after provision for loan losses	2,755	884	7,944	4,190

Noninterest income:
Other noninterest income	168	313	854	882
Gain on sale of securities	—	—	—	13
Total noninterest income	168	313	854	895
Noninterest expense:
Salaries and employee benefits	1,726	1,753	5,054	5,243
Occupancy and equipment expenses	629	899	2,035	2,530
FDIC insurance	18	176	400	603
Data processing	286	271	876	743
Other real estate expense	186	340	403	590
Professional fees	256	221	751	568
Credit and collection expense	47	120	220	261
Telephone and communications	57	67	201	180
Core deposit intangible amortization	48	48	144	144
Operating recovery	—	(60)	—	(510)
Other operating expenses	135	121	362	565
Total noninterest expense	3,388	3,956	10,446	10,917

Loss before income taxes	(465)	(2,759)	(1,648)	(5,832)
Provision for income taxes	25	—	200	—
Net loss	$(490)	$(2,759)	$(1,848)	$(5,832)

Basic net loss per share	$(0.08)	$(0.44)	$(0.30)	$(0.94)
Diluted net loss per share	$(0.08)	$(0.44)	$(0.30)	$(0.94)

Average basic shares outstanding	6,189,069	6,201,609	6,197,498	6,200,797
Average diluted shares outstanding	6,189,069	6,201,609	6,197,498	6,200,797

See Notes to Unaudited Consolidated Financial Statements

Floridian Financial Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Shareholders’ Equity
For the Nine months Ended September 30, 2011 and 2010 (Unaudited)
(Dollars in Thousands)

	Common Stock Par Value	Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at December 31, 2009	$30,969	$37,793	$(18,133)	$(146)	$50,483
Comprehensive income (loss):
Net loss	—	—	(5,832)	—	(5,832)
Change in unrealized gain on securities available for sale, net of income tax	—	—	—	280
Less reclassification adjustment for gains included in net income, net of taxes of $0				(13)
Net unrealized loss				267	267
Total comprehensive income					(5,565)
Sale of 6,437 shares of common stock to employee benefit plan and 4,727 shares for employee stock purchase plan	56	57	—	—	113
Issuance of 2,300 shares of common stock in lieu of director fees	11	18	—	—	29
Share-based compensation	—	240	—	—	240
Retirement of 6,000 shares of common stock	(30)	(24)	—	—	(54)
Balance at September 30, 2010	$31,006	$38,084	$(23,965)	$121	$45,246

Balance at December 31, 2010	$30,999	$38,146	$(27,837)	$(1,205)	$40,103
Comprehensive income (loss):
Net loss	—	—	(1,848)	—	(1,848)
Change in unrealized loss on securities available for sale, net of income tax	—	—	—	2,017
Less reclassification adjustment for gains included in net loss, net of taxes of $0				—
Net unrealized gain/(loss)				2,017	2,017
Total comprehensive income/(loss)					169
Sale of 3,522 shares of common stock to employee benefit plan and 1,425 shares for employee stock purchase plan	25	13	—	—	38
Issuance of 3,280 shares of common stock issued in lieu of director fees	16	14	—	—	30
Retirement of 19,628 shares of common stock	(98)	(10)	—	—	(108)
Share-based compensation	—	190	—	—	190
Balance at September 30, 2011	$30,942	$38,353	$(29,685)	$812	$40,422

See Notes to Unaudited Condensed Consolidated Financial Statements.

Floridian Financial Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)
For the Nine months Ended September 30, 2011 and 2010
(Dollars in Thousands)

	For the nine months ended
	September 30, 2011	September 30, 2010

Cash Flows From Operating Activities
Net loss	$(1,848)	$(5,832)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for loan losses	1,747	6,426
Impairment of other real estate owned, net	387	392
Depreciation expense	752	808
Amortization expense	144	144
Net accretion of securities	(723)	68
Share-based compensation and director fees	220	269
Realized gain on sales of available-for-sale securities	—	(13)
Increase in cash surrender value	(237)	(304)
Decrease in deferred tax asset	200	—
Increase in accrued interest receivable	192	340
Increase in accrued interest payable	(28)	(57)
Other	(182)	558
Net cash provided by operating activities	624	2,799
Cash Flows From Investing Activities
Purchases of securities available for sale	(28,493)	(70,677)
Sales, maturities and calls on securities available for sale	14,647	123,217
Sales, maturities and calls on securities held to maturity	9,000	2,000
Net increase in loans	(5,561)	(3,602)
Purchases of property and equipment, net	(2,535)	(113)
Net increase in other investments	—	(94)
Proceeds from sale of other real estate owned	4,636	1,206
Proceeds from sale of premises	966	—
Proceeds from sale of furniture and fixtures	208	—
Net cash provided by (used in) investing activities	(7,132)	51,937
Cash Flows From Financing Activities
Net increase in deposits	5,603	11,284
Net increase (decrease) in borrowings	4,192	(1,041)
Proceeds from sale of stock	38	167
Retirement of stock	(108)	(54)
Net cash provided by financing activities	9,725	10,356
Net increase in cash and cash equivalents	3,217	65,092
Cash and cash equivalents
Beginning of period	61,872	8,293
End of period	$65,089	$73,385

Supplemental Disclosures of Cash Flow Information and noncash transactions

	For the nine months ended
	September 30, 2011	September 30, 2010

Interest paid	$3,166	$5,234
Income taxes paid	$—	$—

Loans transferred to other real estate owned	$7,454	$416

See Notes to Unaudited Condensed Consolidated Financial Statements.

Floridian Financial Group, Inc. and Subsidiaries

Note 1.	Nature of Business and Summary of Significant Accounting Policies

Nature of business: Floridian Financial Group, Inc. (the “Company”) is a registered bank holding company formed to organize and own 100% of its subsidiary banks, Floridian Bank and Orange Bank of Florida (collectively referred to as the “Banks”). The Company was incorporated in 2005, and became operational as a bank holding company once Floridian Bank opened. Floridian Bank is a state-chartered, federally-insured full-service commercial banking institution and presently conducts business from its headquarters in Daytona Beach and branch offices in Ormond Beach, Palm Coast and Port Orange, Florida. Orange Bank of Florida is a state-chartered, federally-insured full-service commercial banking institution with its headquarters in Orlando, Florida. The Company operates from its main office and branch offices in the Orange, Seminole, Lake and Citrus Counties, Florida.

Basis of Financial Statement Presentation: The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its Banks. Significant intercompany accounts and transactions have been eliminated in consolidation. The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America and general practices within the financial services industry. The accompanying interim period adjustments, which are necessary for a fair presentation of the consolidated financial statements, have been included. The results of operations for the nine months ended September 30, 2011 are not necessarily indicative of the results which may be expected for the year as a whole or any interim period. The interim period consolidated financial statements and financial information included in this Form 10-Q should be read in conjunction with the notes to the consolidated financial statements included in the Company’s 2010 Form 10-K.

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

Cash and cash equivalents: For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks (including cash items in process of clearing) and federal funds sold. Cash flows from loans originated by the Company and deposits are reported net. The Company maintains amounts due from banks, which at times may exceed federal deposit insurance limits. The Company has not experienced any losses in such accounts.

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

Accounting standards require the presentation of certain disclosure information at the portfolio segment level, which represents the level at which the Company determines its allowance for credit losses. The Company has five reportable loan segments: Commercial, Commercial Real Estate, Residential Real Estate, Consumer, and Home Equity. Segments are determined based on the products and services provided and the type of customer served. See Note 4 for a breakdown of loans by segment.

Commercial Loans: All corporate and business purpose loans and lines of credit that are not real estate related are classified as commercial loans. These loans are generally secured by business assets including accounts receivable, inventory, and equipment and may incorporate a personal guarantee. Terms on commercial loans are generally for five years or less with most lines of credit written on an on-demand-basis. The majority of commercial loans have a floating interest rate tied to a published index. As of September 30, 2011, commercial loans represented 14% of the portfolio.

Commercial Real Estate Loans (“CRE”): CRE represents business purpose loans that are real estate related and secured by real estate. CRE loans are reviewed primarily as cash flow loans and secondarily as loans secured by real estate. CRE loans typically involve higher loan principal amounts and the repayment is generally largely dependent on the successful operations of the real property securing the loan or the business conducted on the property securing the loan. CRE loans may be adversely affected by conditions in the real estate markets or in the general economy than other loan types. As of September 30, 2011, 77% of the loan portfolio was concentrated in CRE loans.

Residential Real Estate Loans (“RRE”): RRE represents all consumer purpose loans collateralized by one to four family dwellings. RRE loans generally have terms of less than five years and are written on a fixed rate basis. As of September 30, 2011, 3% of the portfolio was classified as RRE.

Consumer Loans: All non-business purpose loans are considered consumer loans. Consumer loans consist of home equity lines of credit, automobile loans, overdraft loans, loans secured by deposits and securities, and unsecured personal loans. Home Equity represents all consumer open end lines of credit secured by one to four family lines of credit. Consumer loans represent any consumer purpose loans or lines of credit not secured by real estate. As of September 30, 2011, consumer loans represented 6% of the portfolio.

Within each segment, the Company monitors and assesses the credit risk in the following classes, based on the risk characteristic of each loan segment: Pass, Special Mention, Substandard, Doubtful, and Loss. Within the Commercial and CRE portfolio risk grades are assigned based on an assessment of conditions that affect the borrower’s ability to meet obligations as outlined in the loan agreement. This process includes an in depth review prior to loan approval and throughout the life of the loan. The analysis of the borrower includes a review of financial information, credit documentation, public information, past experience with the borrower, and other information that may be available specific to each borrower. The review also includes debt service capabilities, actual and projected cash flows, and industry and economic risks. Underwriting of RRE, consumer, and home equity loans and lines of credit include an assessment of the borrower’s credit history and the ability to meet existing debt obligations, as well as payments of principal and interest on the proposed loan. Risk grades are reviewed annually on all large credit relationships or on any credit where management becomes aware of information that may affect the borrower’s ability to fulfill contractual obligations. See Note 4 for a breakdown of loans by class.

Troubled Debt Restructuring: Loans classified as Troubled Debt Restructurings (“TDR”) include loans on nonaccrual, loans moving to nonaccrual, and loans on an accruing status. The Company evaluates each individual borrower’s financial condition and prospects for repayment under the modified terms prior to restructuring. The evaluation includes but is not limited to the borrower’s capacity and willingness to pay, past payment history, and any secondary sources of payment. There were no defaults on any of the Company’s TDRs in the third quarter of 2011.

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

The periods subject to examination for the Company’s federal returns are the tax years subsequent to 2008. The periods subject to examination for the Company’s significant state return, which is Florida, are the tax years subsequent to 2007. The Company believes that its income tax filing positions and deductions will be sustained upon examination and does not anticipate any adjustments that will result in a material change in its financial statements. As a result, no reserve for uncertain income tax positions has been recorded.

The Company’s policy for recording interest and penalties related to uncertain tax positions is to record such items as part of its provision for federal and state income taxes.

Earnings per share: Basic earnings per share is calculated by dividing net income (loss) by the weighted average number of shares of common stock outstanding for each period presented. Diluted earnings per common share include the dilutive effect of stock options granted using the treasury stock method unless the inclusion would be anti-dilutive.

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

Floridian Financial Group, Inc. and Subsidiaries

Note 2.	Cash and Due From Banks

The Banks are required to maintain vault cash and reserve balances with the Federal Reserve Bank based upon a percentage of deposits. These requirements were $2.55 million at September 30, 2011 and $1.6 million at December 31, 2010.

Note 3.	Securities

The amortized cost and estimated fair value of securities with gross unrealized gains and losses follows:

	As of September 30, 2011
(Dollars in Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Securities Available for Sale
Debt Securities:
U.S. Government and federal agencies	$21,135	$337	$—	$21,472
States & political subdivisions	1,703	94	—	1,797
U.S. Agency REMIC	25,709	438	19	26,128
Government sponsored mortgage-backed	9,964	3	41	9,926
Total securities available for sale	$58,511	$872	$60	$59,323
Securities Held to Maturity
Debt Securities:
U.S. Government and federal agencies	$1,004	$20	$—	$1,024
Total securities held to maturity	$1,004	$20	$—	$1,024

	As of December 31, 2010
Securities Available for Sale
Debt Securities:
U.S. Government and federal agencies	$30,133	$24	$933	$29,224
States & political subdivisions	1,706	—	48	1,658
Government sponsored mortgage-backed	12,024	1	249	11,776
Total securities available for sale	$43,863	$25	$1,230	$42,658

Securities Held to Maturity
Debt Securities:
U.S. Government and federal agencies	$10,082	$199	$—	$10,281
Total securities held to maturity	$10,082	$199	$—	$10,281

At September 30, 2011 and December 31, 2010, government obligations with a carrying value of $21.0 million and $16.6 million, respectively, were pledged to secure public deposits and for other purposes required or permitted by law. At September 30, 2011 and December 31, 2010, the carrying amount of securities pledged to secure repurchase agreements was $9.5 million and $6.7 million, respectively.

Floridian Financial Group, Inc. and Subsidiaries

Note 3.	Securities (continued)

The carrying amount of debt securities by contractual maturity at September 30, 2011 follows:

(Dollars in Thousands)	Within 1 year	After 1 year through 5 years	After 5 years Through 10 years	Over 10 years	Total

Available for Sale, at fair value
U.S. Government and federal agencies	$—	$3,112	$12,954	$5,406	$21,472
States & political subdivisions	—	753	1,044	—	1,797
U.S. Agency REMIC	—	—	2,043	24,085	26,128
Government sponsored mortgage-backed	—	—	7,329	2,597	9,926
Total	$—	$3,865	$23,370	$32,088	$59,323

Securities Held to Maturity, at cost
U.S. Government and federal agencies	$—	$—	$—	$1,004	$1,004
Total	$—	$—	$—	$1,004	$1,004

For the nine months ended September 30, 2011 and 2010, proceeds from sales, maturities, and calls of securities available for sale amounted to $23.6 million and $122.5 million, respectively. Gross realized gains amounted to $0 and $13 thousand, respectively. There were no gross realized losses for the nine months ended September 30, 2011 and 2010.

Information pertaining to securities with gross unrealized losses at September 30, 2011 and December 31, 2010 aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	September 30, 2011
	Less Than Twelve Months		Over Twelve Months
(Dollars in Thousands)	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Total Unrealized Losses
Securities Available for Sale
Debt Securities:
U.S. Government and federal agencies	$—	$—	$—	$—	$—
States & political subdivisions	—	—	—	—	—
U.S. Agency REMIC	19	5,090	—	—	19
Government sponsored mortgage-backed	41	7,329	—	—	41
Total securities available for sale	$60	$12,419	$—	$—	$60

Securities Held to Maturity
Debt Securities:
U.S. Government and federal agencies	$—	$—	$—	$—	$—
Total securities held to maturity	$—	$—	$—	$—	$—

Floridian Financial Group, Inc. and Subsidiaries

Note 3.	Securities (continued)

	December 31, 2010
	Less Than Twelve Months		Over Twelve Months
(Dollars in Thousands)	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Total Unrealized Losses
Securities Available for Sale
Debt Securities:
U.S. Government and federal agencies	$933	$22,702	$—	$—	$933
States & political subdivisions	48	1,658	—	—	48
Government sponsored mortgage-backed	249	6,704	—	—	249
Total securities available for sale	$1,230	$31,064	$—	$—	$1,230

Securities Held to Maturity
Debt Securities:
U.S. Government and federal agencies	$—	$—	$—	$—	$—
Total securities held to maturity	$—	$—	$—	$—	$—

As of September 30, 2011, the Company’s security portfolio consisted of 25 securities, 7 of which were in an unrealized loss position. Approximately $48.6 million, or 81% of the debt securities held by the Company were issued by U.S. government-sponsored entities and agencies, primarily Fannie Mae, Freddie Mac and Ginnie Mae, institutions which the government has affirmed its commitment to support. Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these securities and it is likely it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at September 30, 2011.

Floridian Financial Group, Inc. and Subsidiaries

Note 4.	Loans and Allowance for Loan Losses

Loans were comprised of the following:

(Dollars in Thousands)	September 30, 2011	December 31, 2010

Commercial	$44,086	$45,202
Commercial real estate	243,124	240,151
Residential real estate	8,708	12,580
Consumer loans	17,817	19,837
Total loans	313,735	317,770
Less: Allowance for loan losses	7,210	8,010
Less: Unearned fees	132	205
Net loans	$306,393	$309,555

Activity in the allowance for loan losses is as follows:

	For the Three months Ended September 30,		For the Nine months Ended September 30,
(Dollars in Thousands)	2011	2010	2011	2010
Beginning balance	$7,715	$7,944	$8,010	$9,038
Loan charge offs:
Commercial	183	—	308	844
Commercial real estate	846	1,041	1,870	5,087
Residential real estate	37	—	391	—
Consumer and home equity	—	—	243	100
Total charge-offs	1,066	1,041	2,812	6,031

Recoveries:
Commercial	5	13	96	14
Commercial real estate	6	5	166	72
Residential real estate	—	—	—	—
Consumer and home equity	—	—	3	5
Total recoveries	11	18	265	91

Provision for loan losses:
Commercial	76	51	76	399
Commercial real estate	318	1,112	809	4,214
Residential real estate	141	1,390	537	1,580
Consumer and home equity	15	50	295	233
Unallocated	—	—	30	—
Total provision	550	2,603	1,747	6,426

Ending balance	$7,210	$9,524	$7,210	$9,524

Allowance / Total Loans	2.3%	2.9%	2.3%	2.9%
Net Charge-Offs / Average Loans	0.3%	0.3%	0.8%	1.8%
Allowance / Nonperforming Loans	93.2%	51.1%	93.2%	51.1%

Floridian Financial Group, Inc. and Subsidiaries

Note 4.	Loans and Allowance for Loan Losses (continued)

The following presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and is based on impairment method as of September 30, 2011 and December 31, 2010:

	As of September 30, 2011

(Dollars in Thousands)	Commercial	Commercial Real Estate	Residential Real Estate	Home Equity	Consumer	Unallocated	Total
Ending allowance for loan losses:
Individually evaluated for impairment	$5	$389	$—	$—	$—	$—	$394
Collectively evaluated for impairment	888	5,054	183	478	78	135	6,816
Total ending allowance balance	$893	$5,443	$183	$478	$78	$135	$7,210

Loans:
Individually evaluated for impairment	$116	$23,179	$—	$—	$24	$—	$23,319
Collectively evaluated for impairment	43,970	219,944	8,708	15,465	2,329	—	290,416
Total ending loan balance	$44,086	$243,123	$8,708	$15,465	$2,353	$—	$313,735

	As of December 31, 2010

(Dollars in Thousands)	Commercial	Commercial Real Estate	Residential Real Estate	Home Equity	Consumer	Unallocated	Total
Ending allowance for loan losses:
Individually evaluated for impairment	$308	$877	$—	$—	$—	$—	$1,185
Collectively evaluated for impairment	973	4,598	460	708	21	65	6,825
Total ending allowance balance	$1,281	$5,475	$460	$708	$21	$65	$8,010

Loans:
Individually evaluated for impairment	$896	$33,920	$—	$—	$—	$—	$34,816
Collectively evaluated for impairment	44,306	206,231	12,580	17,078	2,759	—	282,954
Total ending loan balance	$45,202	$240,151	$12,580	$17,078	$2,759	$—	$317,770

Floridian Financial Group, Inc. and Subsidiaries

Note 4.	Loans and Allowance for Loan Losses (continued)

The following presents loans individually evaluated for impairment by class of loans as of September 30, 2011 and December 31, 2010:

	As of September 30, 2011			For the three months ended September 30, 2011		For the nine months ended September 30, 2011
(Dollars in Thousands)	Unpaid Contractual Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial	$225	$111	$—	$253	$—	$254	$3
Commercial real estate
Construction and land	7,174	5,347	—	10,173	—	10,279	30
Non-owner occupied	8,638	6,988	—	8,938	50	9,978	148
Owner occupied	1,992	1,356	—	2,086	16	2,118	41
Residential	—	—	—	—	—	—	—
Home equity	24	24	—	—	—	—	—
Consumer	—	—	—	—	—	—	—
Total	18,053	13,826	—	21,450	66	22,629	222

With an allowance recorded:
Commercial	120	5	5	5	—	8	4
Commercial real estate
Construction and land	1,931	104	17	104	—	106	—
Non-owner occupied	3,827	2,177	32	2,177	13	2,114	40
Owner occupied	7,843	7,207	340	7,189	40	7,197	115
Residential	—	—	—	—	—	—	—
Home equity	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—
Total	13,721	9,493	394	9,475	53	9,425	159

Total	$31,774	$23,319	$394	$30,925	$119	$32,054	$381

Floridian Financial Group, Inc. and Subsidiaries

Note 4.	Loans and Allowance for Loan Losses (continued)

	As of December 31, 2010

(Dollars in Thousands)	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With no related allowance recorded:
Commercial	$335	$335	$—
Commercial real estate
Construction and land	6,962	6,962	—
Non-owner occupied	9,946	9,946	—
Owner occupied	5,262	5,262	—
Residential	1,424	1,424	—
Home equity	—	—	—
Consumer	—	—	—
Total	23,929	23,929	—

With an allowance recorded:

Commercial	561	253	308
Commercial real estate
Construction and land	109	86	23
Non-owner occupied	—	—	—
Owner occupied	10,217	9,363	854
Residential	—	—	—
Home equity	—	—	—
Consumer	—	—	—
Total	10,887	9,702	1,185

Total	$34,816	$33,631	$1,185

Floridian Financial Group, Inc. and Subsidiaries

Note 4.	Loans and Allowance for Loan Losses (continued)

(Dollars in Thousands)	Three months ended September 30, 2011	Nine months ended September 30, 2011	Year ended December 31, 2010
Average investment in impaired loans	$30,925	$32,054	$34,837
Interest income recognized on impaired loans	$119	$381	$867
Cash basis interest income recognized	$—	$—	$—

No additional funds are committed to be advanced in connection with impaired loans.

Impaired loans include TDRs of $16.9 million and $21.8 million at September 30, 2011 and December 31, 2010, respectively. All TDRs were performing at September 30, 2011. As of December 31, 2010, there was one nonperforming TDR with an outstanding balance of $1.4 million.

During the nine months ended September 30, 2011, the Banks had no loans in which the interest rate was lowered prior to maturity to competitively retain the loan. The Banks had no commitments to lend additional funds for loans classified as TDRs at September 30, 2011.

The following presents the recorded investment in nonaccrual loans and loans past due over 90 days and still accruing by class of loans as of September 30, 2011 and December 31, 2010:

	September 30, 2011		December 31, 2010

(Dollars in Thousands)	Nonaccrual	Loans Past Due Over 90 Days Still Accruing	Nonaccrual	Loans Past Due Over 90 Days Still Accruing

Commercial	$116	$—	$718	$—
Commercial real estate
Construction and land	5,451	—	1,393	—
Non-owner occupied	1,666	—	10,774	63
Owner occupied	435	—	2,780	—
Residential	—	—	—	—
Home equity	72	—	—	—
Consumer	—	—	—	—
Total	$7,740	$—	$15,665	$63

Nonaccruing loans amounted to $7.7 million and $15.7 million at September 30, 2011 and December 31, 2010, respectively. Interest income on nonaccrual loans is recognized on a cash basis when the ultimate collectability is no longer considered doubtful. Cash collected on nonaccrual loans is applied against the principal balance or recognized as interest income based upon management’s expectations as to the ultimate collectability of principal and interest in full. If interest on nonaccruing loans had been recognized on a fully-accruing basis, interest income recorded would have been $407 thousand and $287 thousand higher for the periods ending September 30, 2011 and December 31, 2010, respectively. As of September 30, 2011, there were no loans past due 90 days or more and still accruing interest income.

Floridian Financial Group, Inc. and Subsidiaries

Note 4.	Loans and Allowance for Loan Losses (continued)

The following presents the aging of the recorded investment in past due loans as of September 30, 2011 and December 31, 2010 by class of loans:

	September 30, 2011

(Dollars in Thousands)	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Loans Not Past Due

Commercial	$5	$47	$—	$52	$44,034
Commercial real estate
Construction and land	—	—	3,313	3,313	52,365
Non-owner occupied	—	—	1,666	1,666	90,506
Owner occupied	—	—	435	435	94,839
Residential	—	—	—	—	8,708
Home equity	—	—	72	72	15,417
Consumer	5	—	—	5	2,323
Total	$10	$47	$5,486	$5,543	$308,192

	December 31, 2010

(Dollars in Thousands)	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Loans Not Past Due

Commercial	$181	$193	$150	$524	$44,678
Commercial real estate
Construction and land	272	—	1,141	1,413	56,090
Non-owner occupied	469	328	4,010	4,807	62,190
Owner occupied	2,560	—	1,642	4,202	111,449
Residential	—	—	—	—	12,580
Home equity	—	—	52	52	17,026
Consumer	13	—	—	13	2,746
Total	$3,495	$521	$6,995	$11,011	$306,759

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

As of September 30, 2011 and December 31, 2010, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

	September 30, 2011

(Dollars in Thousands)	Pass	Special Mention	Substandard	Doubtful	Loss	Not Rated
Commercial	$43,616	$—	$470	$—	$—	$—
Commercial real estate
Construction and land	50,227	—	5,451	—	—	—
Non-owner occupied	84,507	—	7,665	—	—	—
Owner occupied	82,399	5,140	7,735	—	—	—
Residential	8,708	—	—	—	—	—
Home equity	14,421	—	1,068	—	—	—
Consumer	2,328	—	—	—	—	—
Total	$286,206	$5,140	$22,389	$—	$—	$—

	December 31, 2010

(Dollars in Thousands)	Pass	Special Mention	Substandard	Doubtful	Loss	Not Rated
Commercial	$44,257	$—	$448	$497	$—	$—
Commercial real estate:
Construction and land	44,342	5,000	8,018	143	—	—
Non-owner occupied	52,635	6,744	7,618	—	—	—
Owner occupied	101,495	—	11,845	2,311	—	—
Residential	11,157	—	1,423	—	—	—
Home equity	17,078	—	—	—	—	—
Consumer	2,749	10	—	—	—	—
Total	$273,713	$11,754	$29,352	$2,951	$—	$—

Floridian Financial Group, Inc. and Subsidiaries

Note 4.	Loans and Allowance for Loan Losses (continued)

The following presents the recorded investment in residential and consumer loans based on payment activity as of September 30, 2011 and December 31, 2010:

	September 30, 2011

(Dollars in Thousands)	Residential	Home Equity	Consumer
Performing	$8,708	$15,417	$2,328
Nonperforming	—	72	—
Total	$8,708	$15,489	$2,328

	December 31, 2010

(Dollars in Thousands)	Residential	Home Equity	Consumer
Performing	$12,580	$17,026	$2,759
Nonperforming	—	52	—
Total	$12,580	$17,078	$2,759

Note 5.	Commitments and Contingencies

Financial instruments with off-balance-sheet risk: The financial statements do not reflect various commitments and contingent liabilities that arise in the normal course of business to meet the financing needs of customers. These include commitments to extend credit and honor stand-by letters of credit. These instruments involve, to varying degrees, elements of credit, interest rate and liquidity risks in excess of amounts reflected in the balance sheets. The extent of the Banks’ involvement in these commitments or contingent liabilities is expressed by the contractual, or notional, amounts of the instruments. Commitments to extend credit, which amount to $51.6 million and $59.0 million at September 30, 2011 and December 31, 2010, respectively, represent agreements to lend to customers with fixed expiration dates or other termination clauses.

Since many commitments are expected to expire without being funded, committed amounts do not necessarily represent future liquidity requirements. The amount of collateral obtained, if any, is based on management’s credit evaluation in the same manner as though an immediate credit extension were to be granted.

Stand-by letters of credit are conditional commitments issued by the Banks guaranteeing the performance of a customer to a third party. The decision whether to guarantee such performance and the extent of collateral requirements are made considering the same factors as are considered in credit extensions. Stand-by letters of credit totaling $3.1 million and $3.0 million are outstanding as of September 30, 2011 and December 31, 2010, respectively.

Lines of credit: At September 30, 2011 and December 31, 2010, the Banks had federal funds lines of credit available from their correspondent banks of $25.9 million and $26.1 million, respectively. At these dates, there were no outstanding draws under these lines. No draws were made on the lines during the three months ended September 30, 2011.

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

The Company’s Banks are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material adverse effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Banks must meet specific capital guidelines that involve quantitative measures of the Banks’ assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

Quantitative measures established by regulation to ensure capital adequacy require the Banks to maintain minimum amounts and ratios (set forth in the table on the following page) of total and Tier 1 capital (as defined in the regulations), to risk-weighted assets (as defined), and Tier 1 capital (as defined), to average assets (as defined). Management believes, as of September 30, 2011 and December 31, 2010, that the Banks meet all capital adequacy requirements to which they are subject. Further, the Banks satisfied all the criteria to be well capitalized under the regulatory framework for prompt corrective action. To be categorized as “well capitalized”, the Banks must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table. The Banks, however, as outlined in Note 10 have resolved to meet higher capital requirements to fulfill requests from the Banks’ regulators.

	Actual		Well Capitalized Amount and Ratio Required by Regulators

(Dollars in Thousands)	Amount	Ratio	Amount	Ratio
As of September 30, 2011:
Total capital (to risk-weighted assets)
Consolidated	$42,330	12.0%	N/A	N/A
Floridian Bank	$13,827	12.5%	$11,825	10.0%
Orange Bank of Florida	$23,651	10.6%	$22,701	10.0%

Tier 1 capital (to risk-weighted assets)
Consolidated	$37,874	10.7%	N/A	N/A
Floridian Bank	$13,337	11.3%	$7,095	6.0%
Orange Bank of Florida	$21,592	9.4%	$13,621	6.0%

Tier 1 capital (to average assets)
Consolidated	$37,874	7.9%	N/A	N/A
Floridian Bank	$13,337	8.8%	$7,563	5.0%
Orange Bank of Florida	$21,592	6.6%	$16,250	5.0%

As of December 31, 2010:
Total capital (to risk-weighted assets)
Consolidated	$43,736	12.3%	N/A	N/A
Floridian Bank	$13,479	11.7%	$11,486	10.0%
Orange Bank of Florida	$25,337	10.7%	$23,657	10.0%

Tier 1 capital (to risk-weighted assets)
Consolidated	$39,228	11.0%	N/A	N/A
Floridian Bank	$12,033	10.5%	$6,891	6.0%
Orange Bank of Florida	$22,345	9.5%	$14,194	6.0%

Tier 1 capital (to average assets)
Consolidated	$39,228	8.4%	N/A	N/A
Floridian Bank	$12,033	8.0%	$7,570	5.0%
Orange Bank of Florida	$22,345	7.3%	$15,404	5.0%

Floridian Financial Group, Inc. and Subsidiaries

Note 6.	Regulatory Capital Matters (continued)

Pursuant to the regulatory resolutions as described in Note 10, the Banks are required to maintain a minimum Tier 1 capital to average assets ratio of 8% and total capital to risk-weighted assets of 12%.

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

The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments:

Cash and due from banks, interest-bearing demand deposits in other banks, and federal funds sold: Due to the short-term nature of these instruments, fair values approximate their carrying amounts. Federal funds sold was $4.5 million at September 30, 2011.

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

Other Real Estate Owned: Other real estate owned consists of property acquired through, or in lieu of, loan foreclosures or other proceedings. Foreclosed assets, upon initial recognition, are measured and reported at fair value through a charge-off to the allowance for possible loan losses based upon the fair value of the foreclosed asset. The fair value of foreclosed assets, upon initial recognition, are estimated using Level 3 inputs based on proprietary discounting criteria. Properties are evaluated regularly to ensure the recorded amounts are supported by current fair values, and a charge to operations is recorded as necessary to reduce the carrying amount to fair value less estimated costs to dispose.

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

Other borrowings: The carrying amounts of borrowings under repurchase agreements maturing within 90 days in the amount of $9.3 million and a long-term note payable of $1.7 million approximate their fair values.

Off-balance-sheet instruments: Loan commitments and standby letters of credit are negotiated at current market rates and are relatively short-term in nature. Therefore, their estimated fair value approximates the fees charged and is nominal at September 30, 2011 and December 31, 2010.

Financial Instruments Recorded at Fair Value on a Recurring Basis

The following table sets forth the Company’s assets and liabilities which are carried at fair value on a recurring basis as of September 30, 2011 and December 31, 2010, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	September 30, 2011
(Dollars in Thousands)	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total at Fair Value
Securities available for sale
Debt securities:
U.S. Government and federal agencies	$—	$21,472	$—	$21,472
States & political subdivisions	—	1,797	—	1,797
U.S. Agency REMIC	—	26,128	—	26,128
Mortgage backed	—	9,926	—	9,926
Total securities available for sale	$—	$59,323	$—	$59,323

Floridian Financial Group, Inc. and Subsidiaries

Note 7.	Fair Values of Financial Instruments (continued)

	December 31, 2010
	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total at Fair Value
Securities available for sale
Debt securities:
U.S. Government and federal agencies	$—	$29,224	$—	$29,224
States & political subdivisions	—	1,658	—	1,658
Mortgage backed	—	11,776	—	11,776
Total securities available for sale	$—	$42,658	$—	$42,658

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

The fair values of assets measured at fair value on a nonrecurring basis are as follows at September 30, 2011 and December 31, 2010:

(Dollars in Thousands)	September 30, 2011
	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Impaired loans	$—	$—	$7,150
Other real estate owned	$—	$—	$6,295

	December 31, 2010
	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Impaired loans	$—	$—	$13,355
Other real estate owned	$—	$—	$3,864

Provisions for loan losses of $1.7 million and $6.4 million were recorded on impaired loans during the nine months ended September 30, 2011 and 2010, respectively.

Write-downs of $387 thousand and $413 thousand were recorded on other real estate owned during the nine months ended September 30, 2011 and 2010, respectively.

Floridian Financial Group, Inc. and Subsidiaries

Note 7.	Fair Values of Financial Instruments (continued)

Following is a summary of the carrying amounts and approximate fair values of the Company’s financial instruments at September 30, 2011 and December 31, 2010. The fair value estimates presented are based on pertinent information available to management as of September 30, 2011 and December 31, 2010. Although management is not aware of any factors that would significantly affect the estimated fair values, they have not been comprehensively revalued for purposes of these financial statements since the statement of financial condition date and therefore, current estimates of fair value may differ significantly from the amounts disclosed.

	September 30, 2011		December 31, 2010
(Dollars in Thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and due from banks	$9,370	$9,370	$9,399	$9,399
Federal funds sold	4,500	4,500	2,975	2,975
Interest bearing deposits	51,219	51,219	49,498	49,498
Securities held to maturity	1,004	1,024	10,082	10,281
Available-for-sale securities	59,323	59,323	42,658	42,658
Other investments	100	100	100	100
Loans, net	306,393	307,810	309,555	306,114
Accrued interest receivable	1,130	1,130	1,322	1,322

Financial liabilities:
Deposits	$417,790	$418,994	$412,187	$413,555
Other borrowings	10,954	10,954	6,762	6,762
Accrued interest payable	85	85	114	114

Note 8.	New Accounting Pronouncements

The FASB provided additional guidance in Accounting for and Disclosure of Troubled Assets, clarifying when a loan modification or restructuring is considered a TDR. Loans identified as a TDR require a bank to perform an impairment measurement analysis different from non-TDRs and provide additional financial statement disclosures. The guidance is intended to provide a more consistent identification of TDRs by lenders. The guidance became effective for the first interim or annual period beginning after June 15, 2011 and is applied retrospectively to modifications occurring on or after the beginning of the annual period of adoption. We have evaluated the guidance included in this amendment and have determined that it does not result in any new TDRs that should be reported.

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

Floridian Financial Group, Inc. and Subsidiaries

Note 8.	New Accounting Pronouncements (continued)

In September 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-08, “Testing Goodwill for Impairment”. The ASU provides the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the results of the qualitative analysis indicate it is not more likely than not the fair value of a reporting unit is less than its carrying amount, the quantitative two-step impairment test, which is required under current U.S. GAAP, would not be necessary. The ASU is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of this ASU is not expected to have an impact on our consolidated financial position or results of operations.

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

Note 10.	Regulatory Agreement

On July 21, 2011, the boards of directors of Floridian Bank and Orange Bank each agreed to approve certain board resolutions (the “Bank Resolutions”) in consultation with their banking regulators. From a regulatory perspective, these are informal, nonpublic agreements; however, in the interest of full disclosure, we are summarizing the main obligations of the Bank Resolutions.

For Floridian Bank, these obligations include, among other things, (i) annual submissions of a comprehensive budget and earnings forecast; (ii) maintaining a Tier 1 leverage capital ratio and total risk-based capital ratio of at least 8% and 12% respectively; (iii) submitting of a capital contingency plan; (iv) developing plans to reduce and improve certain lines of credit with adverse classification; (v) prohibiting extensions of credit to certain high-risk borrowers; (vi) implementation of a plan to reduce exposure to commercial real estate lending; (vii) maintaining an adequate allowance and methodology for loan and lease losses; (viii) submitting certain internal bank policies and to review and revise certain internal policies and procedures; and (ix) providing quarterly reports to the Federal Deposit Insurance Company (“FDIC”) and the Florida Office of Financial Regulation (“OFR”) regarding the steps taken to address the foregoing. Additionally, Floridian Bank must receive approval from the FDIC and OFR prior to declaring or paying dividends.

For Orange Bank, these obligations include, among other things, (i) establishing a committee to ensure compliance with the Bank Resolutions; (ii) seeking approval from the FDIC and OFR prior to appointing new directors and executive officers; (iii) enhancing the board of director’s participation in the affairs of Orange Bank; (iv) developing plans to reduce and improve certain loan relationships with adverse classification; (v) charging off remaining assets classified as “Loss”; (vi) prohibiting extensions of credit to certain high-risk borrowers; (vii) submitting of a new business plan and annual budgets and earnings forecasts; (viii) achieving (no later than March 19, 2012) and maintaining a Tier 1 capital ratio and total risk-based capital ratio of at least 8% and 12%, respectively; (ix) submission of a plan to systematically monitor Orange Bank’s concentration risk; and (x) providing quarterly reports to the FDIC and OFR regarding the steps taken to address the foregoing. Orange Bank must also receive approval from the FDIC and OFR prior to declaring or paying dividends.

The Bank Resolutions adopted by each Bank and the restrictions imposed thereby on each Bank will remain in effect unless modified or terminated by the Bank’s regulators. Since entering into the Bank Resolutions, we have been actively pursuing the corrective actions. We intend to continue to take the actions necessary to comply with the requirements of the Bank Resolutions and implement the submitted plans successfully, although we may be unable to do so. As of September 30, 2011, Floridian Bank’s Tier 1 leverage capital ratio and total risk-based capital ratio were approximately 8.8% and 12.5%, respectively. As of September 30, 2011, Orange Bank’s Tier 1 capital ratio and total risk-based capital ratio were approximately 6.6% and 10.6%, respectively.

On October 20, 2011, the Company’s board of directors agreed to adopt certain board resolutions (the “FRB Resolutions”) in consultation with the Federal Reserve Bank of Atlanta (the “FRB”). The FRB Resolutions require, among other things, that the Company seek approval from the FRB prior to incurring any debt, declaring or paying any dividends, reducing its capital position (e.g., through the purchase of treasury shares), or making distributions on subordinated debentures or trust preferred securities. The FRB Resolutions approved by the Company and the restrictions imposed thereby on the Company will remain in effect until terminated by the FRB. We intend to take the actions necessary to comply with the requirements of the FRB Resolutions.

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

          Both Floridian Bank and Orange Bank are full-service commercial banks, providing a wide range of business and consumer financial services in our target marketplace, which is comprised primarily of Orange, Seminole, Citrus, Lake, Flagler, and Volusia Counties in Florida. Floridian Bank is headquartered in Daytona Beach, Florida, with a primary service area in Flagler and Volusia Counties. Orange Bank is headquartered in Orlando, Florida, with a primary service area in Orange, Seminole, Lake and Citrus Counties. Collectively, our Banks operate 10 banking offices. During the third quarter 2011, Floridian Bank submitted a merger application to the FDIC and OFR to consolidate the Banks’ charters. Assuming regulatory approval is received for the merger of the Banks, Floridian Bank would be the surviving bank.

          The Banks offer commercial and retail banking services with an emphasis on commercial and commercial real estate lending, particularly to the medical services industry. As of September 30, 2011, we had total assets of $471.5 million, deposits of $417.8 million, total gross loans of $313.7 million and total shareholders’ equity of $40.4 million. At September 30, 2011, our consolidated capital ratios all surpassed regulatory “well capitalized measures” as shown in the following table. Also see Note 6 of our consolidated financial statements for a breakdown by subsidiary Banks, which also surpass all regulatory “well capitalized measures”.

	As of September 30, 2011	Minimum to be “Well Capitalized”
Risk Based Capital	12.0%	10.0%
Tier 1 Capital	10.7%	6.0%
Leverage Capital	7.9%	5.0%

          Pursuant to the regulatory resolutions as described in Note 10, the Banks are required to maintain a minimum Tier 1 capital to average assets ratio of 8.0% and total capital to risk-weighted assets of 12.0%.

          Our principal executive offices are located at 175 Timacuan Boulevard, Lake Mary, Florida 32746. The telephone number at that office is (407) 321-3233.

Regulatory Matters

                    As described in Note 10 to our consolidated financial statements, the Company and each of the Banks have adopted certain board resolutions in consultation with their regulators. Pursuant to these resolutions, we have agreed to preserve capital by agreeing to place restrictions on our ability to declare and pay dividends, issue debt, repurchase shares of stock, or make other distributions. The Banks, among other things, have agreed to maintain heightened capital ratios. See Note 10 for a further discussion.

Results of Operations

CONDENSED SUMMARY OF EARNINGS

	For the three months ended September 30,		For the nine months ended September 30,
(Dollars in Thousands, except per share data)	2011	2010	2011	2010
Interest income	$4,309	$4,847	$12,828	$15,151
Interest expense	1,004	1,360	3,137	4,535
Net interest income	3,305	3,487	9,691	10,616
Provision for loan losses	550	2,603	1,747	6,426
Noninterest income	168	313	854	895
Noninterest expense	3,388	3,956	10,446	10,917
Income before income taxes	(465)	(2,759)	(1,648)	(5,832)
Income tax expense	25	—	200	—
Net loss	$(490)	$(2,759)	$(1,848)	$(5,832)
Basic net loss per share	$(0.08)	$(0.44)	$(0.30)	$(0.94)
Diluted net loss per share	$(0.08)	$(0.44)	$(0.30)	$(0.94)
Selected operating ratios
Return on average assets	(0.40%)	(2.29%)	(0.53%)	(1.63%)
Return on average equity	(4.83%)	(22.81%)	(6.18%)	(15.59%)
Dividend payout ratio	N/A	N/A	N/A	N/A
Equity to assets ratio	8.57%	9.59%	8.57%	9.59%

          The net loss for the three months ended September 30, 2011 was $490 thousand compared to a $2.8 million net loss for the same period in 2010. The improvement was principally due to the reduction in expenses through the closing of two branches at the end of 2010 and an improvement in our loan portfolio which resulted in the provision in loan losses being reduced to $550 thousand from $2.6 million for the three months ended September 30, 2011 and 2010, respectively.

          For the nine months ended September 30, 2011, net loss was $1.8 million compared to $5.8 million for the same period in 2010. Net interest income decreased $925 thousand as average loans decreased by $20.7 million, which was offset partially by the cost of interest bearing liabilities declining 43 basis points. Improving credit quality in the first nine months of 2011 compared to the same period in 2010 resulted in a decrease of $4.7 million to the loan loss provision. Noninterest expense decreased $471 thousand. This expected reduction in noninterest expenses related to the closing of the branches and other restructuring decisions was moderated by a one-time payment of $285 thousand to the outgoing CEO, Charlie W. Brinkley, Jr., in September 2011 and other related payroll costs.

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

          Our net interest income is impacted by the market rates of interest as influenced by the Federal Reserve’s monetary policy. We have seen a narrowing of margins over the last year and with the Federal Reserve’s announcement to keep interest rates at near zero through 2013 we expect this trend to continue. We believe our service commitment to our customers, however, will enable us to continue to attract deposits and make loans at rates that will not significantly deteriorate our margins.

          The following table reflects the components of net interest income for the three month periods ended September 30, 2011 and 2010. It sets forth, (1) average assets, liabilities and shareholders’ equity, (2) interest income earned on interest-earning assets and interest paid on interest-bearing liabilities, (3) average yields earned on interest-earning assets and average rates paid on interest-bearing liabilities, (4) our net interest spread (i.e., the average yield on interest-earning assets less the average rate on interest-bearing liabilities) and (5) our net interest margin (i.e., the net yield on interest earning assets):

AVERAGE BALANCES AND INTEREST RATES

	Three Months Ended September 30,
	2011			2010
(Dollars in Thousands)	Average Balance	Interest	Rate	Average Balance	Interest	Rate
ASSETS
Loans, Net(1)(2)	$313,452	$3,980	5.04%	$334,005	$4,280	5.08%
Investment Securities	46,076	275	2.39	64,201	539	3.36
Federal Funds Sold	79,877	50	0.25	42,892	28	0.26
Deposits at interest with banks	2,648	4	0.60	201	—	—
Total Earning Assets	442,053	4,309	3.87%	441,299	4,847	4.36%

Other Assets	40,671			36,173
Total Assets	$482,724			$477,472

LIABILITIES
Savings, NOW and Money Market	$165,959	$360	0.86%	$178,889	$465	1.03%
Time Deposits	168,428	642	1.51	163,652	848	2.06
Total Interest Bearing Deposits	334,387	1,002	1.19	342,541	1,313	1.52
Other Borrowings	8,734	56	2.54	6,757	47	2.76
Total Interest Bearing Liabilities	343,121	1,058	1.22%	349,298	1,360	1.54%
Noninterest Bearing Deposits	96,837			78,206
Other Liabilities	2,494			1,975
Total Liabilities	442,452			429,479

Total Shareholders’ Equity	40,272			47,993

Total Liabilities and Equity	$482,724			$477,472

Interest Rate Spread			2.65%			2.81%
Net Interest Income		$3,251			$3,487
Net Interest Margin			2.92%			3.13%

(1)	Average balances include nonaccrual loans, and are net of unearned loan fees of $139 and $241 at September 30, 2011 and 2010, respectively.

(2)	Interest income includes fees on loans of $12 and $8 for the three months ended September 30, 2011 and 2010, respectively.

          The following table reflects the components of net interest income for the nine month periods ended September 30, 2011 and 2010:

	Nine months ended September 30,
	2011			2010
(Dollars in thousands)	Average balance	Interest	Rate	Average balance	Interest	Rate
Assets
Loans, net(1)(2)	$311,744	$11,734	5.03%	$337,206	$13,299	5.27%
Investment securities	50,582	980	2.58%	78,209	1,807	3.08%
Federal funds sold	55,587	101	0.24%	25,968	45	0.23%
Deposits at interest with banks	2,907	13	0.60%	100	—	—%
Total earning assets	420,820	12,828	4.08%	441,483	15,151	4.59%
Other assets	41,270			36,733
Total assets	$462,090			$478,216

Liabilities
Savings, NOW and money market	$164,309	$967	0.79%	$175,332	$1,570	1.20%
Time deposits	151,582	1,983	1.75%	170,841	2,815	2.20%
Total interest bearing deposits	315,891	2,950	1.25%	346,173	4,385	1.69%
Short term borrowings	8,329	186	2.99%	6,944	150	2.89%
Total interest bearing liabilities	324,220	3,136	1.29%	353,117	4,535	1.72%
Noninterest bearing deposits	95,328			73,139
Other liabilities	2,556			1,947
Total liabilities	422,104			428,203

Total shareholders’ equity	39,986			50,013

Total liabilities and equity	$462,090			$478,216

Interest rate spread			2.79%			2.87%
Net interest income		$9,692			$10,616
Net interest margin			3.08%			3.21%

(1)	Average balances include non-accrual loans and are net of unearned loan fees of $160 and $249 at September 30, 2011 and 2010, respectively.

(2)	Interest income includes fees on loans of $38 and $41 in the nine months ended September 30, 2011 and 2010, respectively.

          Net interest income for the three months ended September 30, 2011 decreased $236 thousand, or 6.7%, from $3.5 million in 2010 to $3.3 million in 2011. The decrease was primarily due to lower rates generated on our earning assets. Average earning assets increased to $442.1 million from $441.3 million at September 30, 2011 and 2010, respectively, while rates on earnings assets fell 78 basis points to 3.87% from 4.36%. Rates on interest bearing liabilities decreased by 32 basis points to 1.22% from 1.54% for the three months ended September 30, 2011 and 2010, respectively. Average noninterest bearing deposits increased by 23.8% to $96.8 million at September 30, 2011 compared to $78.2 million at September 30, 2010.

          Net interest income for the nine months ended September 30, 2011 decreased $925 thousand, 8.7%, from $10.6 million in 2010 to $9.7 million in 2011. This decrease was principally due to a 7.6% decrease in average net loans. For the same period average interest bearing deposits decreased by 8.7% offset by a 30.3% increase in average noninterest bearing deposits. The Banks continue to lower cost of funds due to higher balances of noninterest bearing deposits.

          The following table sets forth certain information regarding changes in our interest income and interest expense for the quarter ended September 30, 2011 compared to the quarter ended September 30, 2010. For each category of interest earning assets and interest-bearing liabilities, information is provided on changes attributable to changes in interest rate and changes in the volume. Changes in both volume and rate have been allocated based on the proportionate absolute changes in each category.

RATE VOLUME ANALYSIS

	Three months ended September 30, 2011 and 2010			Nine months ended September 30, 2011 and 2010

	Total Change	Due to average		Total Change	Due to average
(Dollars in thousands)		Volume	Rate		Volume	Rate
Interest earning assets
Loans, net	$(300)	$(263)	$(37)	$(1,565)	$(1,004)	$(561)
Investment securities	(264)	(152)	(112)	(827)	(638)	(189)
Federal funds sold	22	24	(2)	56	51	5
Other	4	—	4	13	—	13
Total	$(538)	$(391)	$(147)	$(2,323)	$(1,591)	$(732)

Interest bearing liabilities
Savings, NOW, money market	$(105)	$(33)	$(72)	$(603)	$(99)	$(505)
Certificates of deposit	(206)	24	(230)	(832)	(317)	(514)
Short term borrowings	9	14	(5)	36	30	6
Total	$(302)	$5	$(307)	$(1,399)	$(386)	$(1,013)

Changes in net interest income	$(236)	$(396)	$160	$(924)	$(1,205)	$281

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

          As a direct result of these factors and analyses, the loan loss provision was $550 thousand for the three months ended September 30, 2011 compared to $2.6 million for the same period in 2010. The decrease in the loan loss provision was also impacted by a 51.0% decrease in nonaccrual loans from $15.7 million at December 31, 2010, compared to $7.7 million at September 30, 2011. Past due loans decreased by 50.0% from $11.0 million at December 31, 2010 to $5.5 million at September 30, 2011. Our focus on restructuring our credit function and actively monitoring the loan portfolio resulted in loans 30 to 59 days past due decreasing to $10 thousand from $3.5 million and past due 60 days and over decreasing to $5.5 million at September 30, 2011 compared to $7.5 million at December 31, 2010. Past due loans, as a percentage of total loans, decreased to 1.8% at September 30, 2011, compared to 3.5% at December 31, 2010.

          Another factor impacting the reduction in our provision, at September 30, 2011 is the fact that we had no loans categorized as doubtful compared to $3.0 million at December 31, 2010. In addition, loans categorized as substandard decreased 23.7% to $22.4 million and special mention loans decreased 56.3% to $5.1 million at September 30, 2011. As of September 30, 2011, 91.2% of the portfolio was categorized as pass compared to 86.1% at December 31, 2010.

Noninterest Income

          Following is a schedule of noninterest income:

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2011	2010	2011	2010

Service charges on deposit accounts	$160	$111	$482	$331
Cash surrender value – life insurance	78	100	247	304
Loan fee income	12	8	38	30
Other	12	94	181	217
Gain (loss) on sale of securities and assets	(94)	—	(94)	13
Totals	$168	$313	$854	$895

          Noninterest income decreased in 2011 because of a $94 thousand loss on the sale of assets compared to a $13 thousand gain on securities in 2010. Service charges increased primarily due to reduced waiver of fees on deposit accounts and increased interchange charges, which partially offset the decrease. Noninterest income from bank owned life insurance produced $78 thousand of cash surrender value for the three months ended September 30, 2011 down from $100 thousand in the same period of 2010.

          Noninterest Expense

          Following is a schedule of noninterest expense:

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2011	2010	2011	2010

Salaries and employee benefits	$1,726	$1,753	$5,054	$5,243
Occupancy and equipment expense	629	899	2,035	2,530
FDIC insurance	18	176	400	603
Data processing	286	271	876	743
Other real estate expense	186	340	403	590
Professional fees	256	221	751	568
Credit and collection expenses	47	120	220	261
Telephone and communications	57	67	201	180
Core deposit intangible amortization	48	48	144	144
Operating loss (recovery)	—	(60)	—	(510)
Other	135	121	362	565
Totals	$3,388	$3,956	$10,446	$10,917

          Total noninterest expense of $3.4 million for the three months ended September 30, 2011 decreased $568 thousand or 14.4% from the same period in 2010. The decrease was due to the closing of two branches and the relocation of our operations center in 2010 that resulted in a $270 thousand, or 30.0%, reduction in occupancy and equipment expense. FDIC insurance decreased $158 thousand, or 89.8%, due to a change in the way the premiums are calculated and expensed to the Banks.

          Salaries and employee benefits decreased 3.6%, from $5.2 million to $5.1 million, for the nine months ended September 30, 2010 and 2011, respectively. The decrease was not as significant as originally projected upon the closing of the branches due to the resignation of Michael Sheffey as Orange Bank president and Charlie W. Brinkley, Jr. as chairman and CEO of Floridian Financial Group, both of which generated severance payments totaling $435 thousand. Savings of approximately $1.4 million from the branch closings and staff reductions completed in 2011 are projected to be realized in 2012.

          Income Taxes

          We file consolidated tax returns. Having incurred annual operating losses since our inception in 2006, we have accumulated a net tax benefit over the past four years. We have recorded a valuation allowance to offset the deferred tax assets associated with the net operating loss carry forwards generated by our net losses. Management determined no additional valuation allowance was required and based on their evaluation of the deferred tax benefit and losses incurred, elected to reduce the carrying value of the deferred asset account. Going forward should we experience net income, we will re-evaluate the need to reverse any remaining valuation allowance. We did not recognize an income tax benefit for the quarter ended September 30, 2011.

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

          The following gap analysis compares the difference between the amount of interest earning assets (“IEA”) and interest bearing liabilities (“IBL”) subject to repricing over a period of time. A ratio of more than one indicates a higher level of repricing assets over repricing liabilities for the time period. Conversely, a ratio of less than one indicates a higher level of repricing liabilities over repricing assets for the time period. It is the Banks’ policy to maintain a cumulative one year gap of +/- 10% and a ratio of cumulative IEA/IBL of 80 to 120%. As indicated in our Gap Analysis table, our one-year cumulative gap at September 30, 2011, was a negative 4.83% compared to a positive 1.15% at December 31, 2010. The change in our one-year cumulative gap is primarily due to long term time deposits maturing over the next 12 months.

GAP ANALYSIS

(Dollars in Thousands)	Within 3 Months	4 To 6 Months	7 To 12 Months	Total 1 Year

Interest Earning Assets (IEA)

Loans	$166,030	$6,302	$13,946	$186,278
Investment Securities	13,959	946	3,083	17,988
Federal funds sold	4,500	—	—	4,500
Other investments	53,764	—	—	53,764
Total	$238,253	$7,248	$17,029	$262,530

Interest Bearing Liabilities (IBL)

Savings, NOW, Money Market	$161,865	$—	$—	$161,865
Time deposits	11,355	29,878	71,248	112,481
Other borrowings	9,254	—	1,700	10,954
Total	$182,474	$29,878	$72,948	$285,300

Period Gap	$55,779	$(22,630)	$(55,919)	$(22,770)
Cumulative Gap	$55,779	$33,149	$(22,770)

Cumulative Gap / Total Assets	11.83%	7.03%	(4.83)%
IEA / IBL (Cumulative)	131%	116%	92%

Financial Condition

          Lending Activity

          The loan portfolio consists principally of loans to individuals and small- and medium-sized businesses within our primary market area of Central Florida. The table below shows our loan portfolio composition:

LOAN PORTFOLIO COMPOSITION

(Dollars in Thousands)	September 30, 2011	December 31, 2010
Commercial	$44,086	$45,202
Commercial real estate	243,124	240,151
Residential real estate	8,708	12,580
Consumer and home equity	17,817	19,837
Total loans	313,735	317,770
Less: Allowance for loan losses	7,210	8,010
Less: Net deferred fees	132	205
Loans, Net	$306,393	$309,555

          Total loans decreased by $4.0 million during the first nine months of 2011 due to the reclassification of $7.4 million to other real estate owned, write-downs of $387 thousand, and approximately $26.3 million in net pay downs and payoffs. These decreases were offset by new loans of $30.0 million. There were approximately $7.7 million in nonperforming loans at September 30, 2011.

          Real estate and related activities have slowed significantly in our market area, local unemployment rates remain above the national average, and real estate and other asset prices have declined appreciably. This has resulted in a weak loan demand in 2010 and 2011. Although the Company has seen an increase in loan demand in 2011, it has been offset by pay-downs in the portfolio.

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

          As of September 30, 2011, securities totaling $59.3 million and $1.0 million were classified as available for sale and held to maturity, respectively. During the nine months ended September 30, 2011, securities available for sale increased by $16.7 million as we invested cash on hand. Securities held to maturity decreased $9.1 million from December 31, 2010 due to the securities being called by the issuer.

          Deposits and Other Borrowings

          As a bank holding company, our primary source of funds is deposits. Typically, deposits are provided by businesses, municipalities, and individuals located within the markets served by our subsidiaries. In addition, we accept a limited amount of brokered deposits.

          Total deposits increased $5.6 million to $417.8 million at September 30, 2011, compared to $412.2 million at December 31, 2010, due to a concentrated effort to increase our deposit base while improving our margins. Core deposits, which exclude time certificates of deposit, decreased by $8.7 million to $251.3 million at September 30, 2011 from $260.0 million at December 31, 2010. This decrease was attributable to a few customers that temporarily maintained large deposits and the decrease was expected to occur during the third quarter. Time certificates of deposits, increased to $166.5 million from $152.1 million during the same period due to the Banks’ certificate of deposit promotions offered during the period. The Company continues to focus on building and expanding relationships with our customers to build deposits, which provide a stable funding source for our loan portfolio.

          Other borrowings, made up of short and long term borrowings, increased by $4.2 million to $11.0 million at September 30, 2011 compared to a balance of $6.8 million at December 31, 2010. The increase was a result of the purchase of our Clermont branch land, building, and furniture and fixtures and repurchase agreements. As of September 30, 2011, other borrowings were approximately 27.1% of our total shareholders’ equity.

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

          Brokered deposits are limited by our policies to 25% of assets. Further, access to these brokered deposits is limited by regulation to banks that meet or exceed “well capitalized” definitions. In the event the Banks fall below “well-capitalized” levels, regulators would not permit any additional brokered deposits and would impose deposit rate restrictions not to exceed published national rates. Overall deposit levels are monitored on a constant basis as are liquidity policy levels, which must be maintained at a minimum of 14% of total deposits. Sources of these liquidity levels include cash and due from banks, short-term investments such as federal funds sold, and our investment portfolio, which can also be used as collateral for short-term borrowings. Alternative sources of funds include unsecured federal funds lines of credit through correspondent banks. The Banks have established contingency plans in the event of extraordinary fluctuations in cash resources.

          Operating Activities

          Cash flows from operating activities primarily include net income (loss), adjusted for items that did not impact cash. Net cash provided by operating activities decreased by $2.2 million to $624 thousand for the nine months ended September 30, 2011compared to $2.8 million for the nine months ended September 30, 2010.

          Investing Activities

          Cash used in investing activities reflects the impact of loans and investments acquired for our interest-earning asset portfolios, as well as cash flows from asset sales and the impact of acquisitions. For the nine months ended September 30, 2011, we had net cash flows used by investing activities of $7.1 million, compared to net cash flows provided from investing activities of $51.9 million for the same period in 2010. The change in cash flows from investing activities was primarily due to a $42.2 million decrease in investments purchased, a decrease of $101.6 million from maturities and calls on securities, and the purchase of the Clermont office. The decrease was partially offset by the sale of other real estate owned totaling $4.6 million for the nine months ended September 30, 2011 compared to $1.2 million for the nine months ended September 30, 2010.

          Financing Activities

          Cash flows from financing activities include transactions and events whereby cash is obtained from depositors, creditors or investors. For the nine months ended September 30, 2011, we had net cash flows provided by financing activities of $9.7 million, compared to $10.4 million for the nine months ended September 30, 2010. The change in cash flows from financing activities was primarily due to a $5.6 million in net deposit growth and a $4.2 million increase in borrowings for the nine months ended September 30, 2011 compared to an $11.3 million net deposit growth and a $1.0 million net decrease in other borrowings for the nine months ended September 30, 2010.

Capital Resources

          The assessment of capital adequacy depends on a number of factors such as asset quality, liquidity, earnings performance, changing competitive conditions and economic forces. We seek to maintain a strong capital base to provide stability to current operations and to promote public confidence. We successfully completed a $30 million secondary capital offering in June 2008 at a price of $12.50 per share. However, over the past two years, poor loan portfolio performance and the related impact on earnings have deteriorated our capital position. As of September 30, 2011, the Banks exceeded the requirements contained in the applicable regulations, policies and directives pertaining to capital adequacy to be classified as “well capitalized” and are unaware of any material violation or alleged violation of these regulations, policies or directives. Our intent is to strengthen our capital position, and both management and the Board of Directors have had exploratory discussions to determine the availability and cost of additional capital. As of September 30, 2011, Orange Bank’s total capital to risk weighted assets ratio did not meet the ratio to be met by March 19, 2012 as required by the Resolutions. Based on these discussions and further investigations, the need to comply with Resolutions, the Company will likely need to pursue another capital offering in the next 12 months.

          Key to our efforts to maintain existing capital adequacy is the need for the Banks to become profitable by focusing on increasing core earnings and decreasing the levels of adversely classified and nonperforming assets. Management is pursuing a number of strategic alternatives to improve the core earnings of the Banks and to reduce the level of classified assets such as consolidating the Banks’ charter and redefining our credit organization. Current market conditions for banking institutions, the overall uncertainty in financial markets and the Banks’ high level of nonperforming assets are impediments to the success of these strategies. If current adverse market factors continue for a prolonged period of time, new adverse market factors emerge, and/or the Banks are unable to successfully execute plans in a sufficient and timely manner, it could have a material adverse effect on the Banks’ business, results of operations and financial position, as well as result in further supervisory actions from our regulators.

          We offer a stock purchase plan to our employees and directors to purchase shares of our common stock at fair market value. In 2010, employees purchased 1,319 shares valued at $10.00 per share, which were issued in March 2011. In 2009, employees purchased 4,727 shares valued at $12.50 per share, which were issued in January 2010.

          Holders of our common stock are entitled to receive dividends when, as and if declared by our Board of Directors out of funds legally available for that purpose. We have not paid any dividends to our holders of common stock in the past and we currently do not intend to pay dividends on our common stock in the near future. In the event that we decide to pay dividends, there are a number of restrictions on our ability to do so. For a foreseeable period of time, our principal source of cash revenues will be dividends paid by the Banks to us with respect to their common stock; however, pursuant to the Resolutions, the Banks are prohibited from paying any dividends to the Company without prior approval from their regulators. There are other restrictions on the payment of these dividends imposed by federal banking laws, regulations and authorities. See the sections of our Annual Report captioned “Item 1. Business - Regulatory Considerations – The Banks – Dividends”.

          Even if the Banks received approval from their regulators to pay the Company a dividend the declaration and payment of dividends on our common stock would depend upon our earnings, financial condition, liquidity, and capital requirements, the general economic and regulatory climate, our ability to service any equity or debt obligations senior to the common stock and other factors deemed relevant by our Board of Directors.

          As described in Note 10 to our consolidated financial statements, the Company has adopted certain board resolutions in consultation with its regulator. Pursuant to these resolutions, we have agreed to preserve capital by agreeing to place restrictions on our ability to declare and pay dividends, issue debt, repurchase shares of stock, or make other distributions. See Note 10 for further discussion.

Off-Balance Sheet Arrangements

          We do not currently engage in the use of derivative instruments to hedge interest rate risks. However, we are a party to financial instruments with off-balance sheet risks in the normal course of business to meet the financing needs of our customers.

          At September 30, 2011, we had approximately $51.6 million in commitments to extend credit and $3.1 million in standby letters of credit. Commitments to extend credit are agreements to lend to a customer so long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Standby letters of credit are conditional commitments issued by us to guarantee the performance of a customer to a third party. We use the same credit policies in establishing commitments and issuing letters of credit as we do for on-balance sheet instruments.

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

          The periods subject to examination for the Company’s federal returns are the tax years subsequent to 2008. The periods subject to examination for the Company’s significant state return, which is Florida, are the tax years subsequent to 2007. The Company believes that its income tax filing positions and deductions will be sustained upon examination and does not anticipate any adjustments that will result in a material change in its financial statements. As a result, no reserve for uncertain income tax positions has been recorded.

           The Company’s policy for recording interest and penalties related to uncertain tax positions is to record such items as part of the Company’s provision for federal and state income taxes.

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

Evaluation of Disclosure Controls and Procedures

          As of September 30, 2011, the end of the period covered by this Form 10-Q, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that as of September 30, 2011, the end of the period covered by this Form 10-Q, we maintained effective disclosure controls and procedures.

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

          The Resolutions entered into by our subsidiary Banks, among other things, contain capital directives that impose heightened capital requirements on both of our subsidiary Banks. Failure to comply with the terms of the Resolutions could result in significant enforcement actions against us of increasing severity. Under the terms of the Resolutions, Floridian Bank is required to maintain a Tier 1 leverage capital ratio of at least 8% and a total risk-based capital ratio of at least 12%. Orange Bank is required to maintain a Tier 1 capital ratio and total risk based capital ratio of at least 8% and 12%, respectively, not later than March 19, 2012. As of September 30, 2011, Floridian Bank met the minimum levels required by the Resolutions.

          We will incur additional debt or equity financing in the future for future growth, to fund losses or additional provisions for loan losses in the future, or to maintain or increase capital levels in accordance with banking regulations and the Resolutions. Such financing may not be available to us on acceptable terms or at all. If we are not able to maintain the capital levels of our subsidiary Banks above the levels required by the Resolutions, we could become subject to enforcement actions by our banking regulators, which could have an adverse impact on our business, financial condition, results of operations, and cash flows, as well as the value of our common stock. Moreover, capital directives imposed by the Resolutions on our subsidiary Banks further restrain asset growth by requiring that asset growth be funded by a greater amount of additional capital. We may be required to reduce assets or limit asset growth to manage our regulatory capital position. Restraining asset growth could reduce our profitability.

Our regulatory capital levels have declined and may continue to do so, which may have a material adverse effect on our operations, including additional action from our regulators.

          At September 30, 2011, our consolidated Tier 1 leverage capital ratio was 7.9%, our consolidated total risk-based capital ratio was 12.0% and our consolidated Tier 1 risk-based capital ratio was 10.7%. While we remain well capitalized at September 30, 2011, these ratios have declined significantly over the past two years because of the Banks’ significant losses. If we continue to experience losses as we have over the past two years, our capital levels will fall below the levels required to be well capitalized. Lower capital ratios will impair our ability to compete for loans and deposits, due to regulatory restrictions and public perception. As a result of our lowering capital ratios, our banking regulators requested that our subsidiary Banks adopt the Resolutions which, among other things, require Orange Bank to achieve and maintain increased capital ratios by March 19, 2012. Floridian Bank must already meet these increased actions. These increased levels exceed the minimum levels otherwise necessary to be deemed well capitalized. Failure to comply with the terms of the Resolutions could result in significant enforcement actions against us of increasing severity, which could have an adverse impact on our business, financial condition, results of operations, and cash flows, as well as the value of our common stock.

The loss of key personnel may adversely affect us by hampering the implementation of our business strategies.

          Our success is, and is expected to remain, highly dependent on our senior management team. As a bank holding company of community banks, it is our management’s extensive knowledge of and relationships in the community that generate business for us. Successful execution of our growth strategy will continue to place significant demands on our management and the loss of any such person’s services may adversely affect our growth and profitability. On September 15, 2011, Charlie W. Brinkley, Jr., announced his resignation as our Chairman and Chief Executive Officer and as President of Orange Bank. Thomas H. Dargan, Jr. was appointed as our Chief Executive Officer and interim Chairman as well as President of Orange Bank. Since December 31, 2010, three of our directors and one of our executive officers in addition to Mr. Brinkley have resigned from their positions.

          Although we have entered into a restrictive covenant agreement and an employment agreement with Thomas H. Dargan, Jr. and Keith A. Bulko, we may not be able to retain them or other key employees. The loss of such employees could adversely affect our ability to successfully conduct our business, which could have an adverse effect on our financial results and the value of our common stock.

We have adopted Board Resolutions under which we have agreed to take certain actions.

          On July 21, 2011, our subsidiary Banks adopted the Resolutions requested by the FDIC and OFR. Failure to comply with the terms of the Resolutions could result in significant enforcement actions. Under the terms of the Bank Resolutions, our subsidiary Banks are required to, among other things, (i) submit a capital plan to the supervisory authorities for increasing and maintaining certain capital ratios above the minimums imposed by the Resolutions; (ii) develop specific plans and proposals for the reduction and improvement of assets which are subject to adverse classification and past due loans; and (iii) implement plans to decrease the concentration of commercial real estate loans.

          We timely submitted the requested plans to the regulators for their review. We may supplement these plans and reports in the future in response to comments and requests from our regulators. Any material failure to comply with the terms of the Resolutions could result in further enforcement action by the supervisory authorities. Since entering into the Resolutions, we have been actively pursuing the corrective actions. We intend to continue to take the actions necessary to comply with the requirements of the Resolutions and implement the submitted plans successfully, although we may be unable to do so. As of September 30, 2011, Orange Bank’s total risk-based capital ratio was approximately 10.8%, which was below the minimum level of 12% set forth in the Resolutions.

          Minimum capital adequacy requirements restrain asset growth by requiring that asset growth be funded by a commensurate amount of additional capital. We may be required to reduce assets or limit asset growth to manage our regulatory capital position. Restraining asset growth could reduce our profitability and result in a material adverse impact on our business, financial condition, results of operations, and cash flows.

          On October 20, 2011, the Company’s board of directors agreed to adopt the FRB Resolutions in consultation with the FRB. The FRB Resolutions require the Company to take actions. These actions require, among other things, that the Company seek approval from the FRB prior to incurring any debt, declaring or paying any dividends, reducing its capital position (e.g., through the purchase of treasury shares), or making distributions on subordinated debentures or trust preferred securities. The FRB Resolutions approved by the Company and the restrictions imposed thereby on the Company will remain in effect until terminated by the FRB. We intend to take the actions necessary to comply with the requirements of the FRB Resolutions.

Item 2.	Purchase of Equity Securities by the Issuer and Affiliated Purchasers

          The following table contains information about all purchases made by or on behalf of us or any affiliated purchase (as defined in Rule 10b-18(a)(3) under the Exchange Act) of shares or other units of any class of our equity securities that is registered pursuant to Section 12 of the Exchange Act.

Period	Total number of shares purchased		Average price paid per share	Total number of shares purchased as part of our share repurchase program	Maximum Number of shares that may yet be purchased under our share repurchase program

July 1, 2011 to July 31, 2011	—		—	—	—
August 1, 2011 to August 31, 2011	—		—	—	—
September 1, 2011 to September 30, 2011	628	(1)	$5.50	—	—
Total	628		$5.50	—	—

(1)	The shares were purchased from the Bank’s 401K plan which had net redemptions.

Item 6.	Exhibits

(A)	Exhibits

10.1	Termination Agreement for Charlie W. Brinkley, Jr., dated August 25, 2011 – incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on form 8-K (filed 8/25/2011) (No. 000-53589).

31.1	Certification of Thomas H. Dargan, Jr., Chairman and Chief Executive Officer of Floridian Financial Group, Inc., Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Jorge F. Sanchez, Executive Vice President and Chief Financial Officer of Floridian Financial Group, Inc., Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Certification pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned Chief Financial Officer hereunto duly authorized.

FLORIDIAN FINANCIAL GROUP, INC.
(Registrant)

By:	/s/ Jorge F. Sanchez
Jorge F. Sanchez
Executive Vice President and Chief Financial Officer
(Mr. Sanchez is the Principal Financial Officer and has been duly authorized to sign on behalf of the Registrant)

Date: November 10, 2011

Exhibit Index

10.1	Termination Agreement for Charlie W. Brinkley, Jr., dated August 25, 2011 – incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on form 8-K (filed 8/25/11) (No. 000-53589).

31.1	Certification of Thomas H. Dargan, Jr., Chairman and Chief Executive Officer of Floridian Financial Group, Inc., Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Jorge F. Sanchez, Executive Vice President and Chief Financial Officer of Floridian Financial Group, Inc., Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Certification pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document