Form 10-K
period 2011-12-31
FLORIDIAN FINANCIAL GROUP INC
filed 2012-03-28
CIK 1349593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

There is no market for the Registrant’s common stock; therefore, the aggregate market value of the Registrant’s common stock held by non-affiliates is not calculable.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 20, 2012
Common Stock, $5.00 par value per share	6,180,151 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our Proxy Statement for the Annual Meeting of Shareholders to be held on April 19, 2012, are incorporated by reference in Part III.

FLORIDIAN FINANCIAL GROUP, INC.
ANNUAL REPORT FOR 2011 ON FORM 10-K

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

          All forward-looking statements, by their nature, are subject to risks and uncertainties. Our actual future results may differ materially from those set forth in the forward-looking statements. Our ability to achieve our financial objectives could be adversely affected by the factors discussed in detail in the section captioned “Risk Factors” as well as the following factors:

▪	Our ability to lower our expenses, including the ability to obtain approval from our regulators to consolidate our bank charters;

▪	our need and our ability to incur additional debt or equity financing;

▪	the accuracy of our financial statement estimates and assumptions, including our allowance for loan losses;

▪	our ability to comply with increased capital requirements imposed by our regulators;

▪	the loss of our key personnel;

▪	the effects of our lack of a diversified loan portfolio, including the risk of geographic concentration;

▪	legislative or regulatory changes, including the Dodd-Frank Wall Street Reform and Consumer Protection Act;

▪	the strength of the United States economy in general and the strength of the local economies in which we conduct operations;

▪	the frequency and magnitude of foreclosure of our loans;

▪	our ability to successfully manage liquidity risk;

▪	the effects of the health and soundness of other financial institutions, including the FDIC’s need to increase Deposit Insurance Fund assessments;

▪	our ability to comply with the extensive laws and regulations to which we are subject;

▪	inflation, interest rate, market and monetary fluctuations;

▪	our customers’ willingness and ability to make timely payments on their loans;

▪	increased competition and its effect on pricing, including the effect of the repeal of the prohibition on paying interest on demand deposits, on our net interest margin;

▪	fluctuations in collateral values;

▪	effect of changes in the stock market and other capital markets;

▪	the effects of harsh weather conditions, including hurricanes;

▪	the effects of man-made disasters;

▪	our ability to support our overhead expenses;

▪	changes in the securities and real estate markets;

▪	technological changes;

▪	changes in monetary and fiscal policies of the U.S. Government;

▪	the effects of security breaches and computer viruses that may affect our computer systems;

▪	changes in consumer spending and saving habits;

▪	changes in accounting principles, policies, practices or guidelines;

▪	anti-takeover provisions under Federal and state law as well as our Articles of Incorporation and our bylaws;

▪	other risks described from time to time in our filings with the SEC; and

▪	our ability to manage the risks involved in the foregoing.

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

          In October 2008, we entered into a joint venture with FBC Mortgage, LLC, (“FBC Mortgage”) a licensed correspondent mortgage lender, located in Orlando, Florida. The joint venture, Floridian Financial Mortgage, LLC, (“Floridian Financial Mortgage”) facilitated the origination of jumbo, conventional and FHA residential mortgages selling most loans into the secondary market. On December 31, 2010, FBC Mortgage and the Company entered into an Agreement for Sale of Business where FBC Mortgage purchased the Company’s 49% equity interest in FBC Financial.

          Both Floridian Bank and Orange Bank are full service commercial banks, providing a wide range of business and consumer financial services in our target marketplace, which is comprised primarily of Orange, Seminole, Citrus, Lake, Flagler, and Volusia Counties in Florida. Floridian Bank is headquartered in Daytona Beach, Florida, and Orange Bank of Florida is headquartered in Orlando, Florida. Collectively, our Banks operated 10 banking offices.

          The Banks’ deposits are insured by the FDIC up to applicable limits. The operations of the Banks are subject to the supervision and regulation of the FDIC and the OFR. As a bank holding company, we are also subject to regulation by the Federal Reserve.

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

Business Strategy

          Our business strategy is to operate as a profitable, diversified financial services company providing a variety of banking and other financial services, with an emphasis on commercial business loans to small- and medium-sized businesses, particularly in the medical industry, and consumer and residential mortgage lending. We emphasize comprehensive retail and business products and responsive, decentralized decision-making which reflects our knowledge of our local markets and customers. We offer a wide range of commercial and retail banking and financial services to businesses and individuals.

          To achieve asset growth and profitability, our business strategy is targeted to:

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

          The Banks provide a range of consumer and commercial banking services to individuals, businesses and industries. The basic services offered by the Banks include: demand interest bearing and noninterest bearing accounts, money market deposit accounts, NOW accounts, time deposits, safe deposit services, business credit cards, debit cards, direct deposits, night depository, travelers’ checks, cashier’s checks, domestic collections, bank drafts, automated teller services, drive-in tellers, banking by mail and the full range of consumer loans, both collateralized and uncollateralized. In addition, the Banks make secured and unsecured commercial and real estate loans and issue standby letters of credit. The Banks provide automated teller machine (ATM) cards and are members of several ATM networks, which permit our customers to use the convenience of the Banks’ ATM networks and other ATMs throughout the world. The Banks do not have trust powers and, accordingly, no trust services are provided.

          The Banks’ target market is consumers, professionals, small businesses, real estate developers and commercial real estate investors. The small business customer (typically a commercial entity with sales of up to $25 million) has the opportunity to generate significant revenue for banks yet is generally underserved by large bank competitors. We believe that commercial customers generally can afford more profitability opportunities than the average retail customer.

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

          The revenues of the Banks are primarily derived from interest on, and fees received in connection with, real estate and other loans, from interest and dividends from investment securities, service charge income generated from demand accounts, gains on sales of residential loans, ATM fees, and other services. The principal sources of funds for the Banks’ lending activities are their deposits, loan repayments, and proceeds from investment securities. The principal expenses of the Banks are the interest paid on deposits, and operating and general administrative expenses. We do not believe our business to be cyclical or seasonal in nature.

          As is the case with banking institutions generally, the Banks’ operations are materially and significantly influenced by general economic conditions and by related monetary and fiscal policies of financial institution regulatory agencies, including the Federal Reserve and the FDIC. Deposit flows and costs of funds are influenced by interest rates on competing investments and general market rates of interest. Lending activities are affected by the demand for financing of real estate and other types of loans, which in turn is affected by the interest rates at which such financing may be offered and other factors affecting local demand and availability of funds. The Banks face strong competition in the attraction of deposits (the primary source of lendable funds) and in the origination of loans. See the section entitled “Competition” for further discussion.

Regulatory Matter

          The Company

          In October 2011, the Board of Directors of the Company agreed to approve certain board resolutions requested by the Federal Reserve (the “FRB Resolutions”), which remain in effect. From a regulatory perspective, the FRB Resolutions are an informal, nonpublic agreement that is used to correct problems or to request periodic reports addressing certain aspects of a member bank’s operations. In the interest of full disclosure, we are summarizing the main obligations of the FRB Resolutions. The FRB Resolutions require the Company to take actions to address concerns identified during a recent examination conducted by the Federal Reserve and to provide periodic reports to the Federal Reserve.

          The Federal Reserve cited the Company’s financial deterioration as the reason it requested the Company adopt the FRB Resolutions. Accordingly, the Company adopted the FRB Resolutions and agreed to take the following actions: Without the prior approval of the Federal Reserve, the Company agreed to not (i) incur any new debt or refinance existing debt; (ii) declare any dividends on any class of stock or; (iii) reduce its capital position by redeeming shares of stock. The FRB Resolutions do not contain any capital directives. No other actions were necessary other than to submit Company-only financial data on a quarterly basis and to submit written confirmation of compliance with the FRB Resolutions.

          The FRB Resolutions approved by the Company and the restrictions imposed thereby will remain in effect until terminated by the Federal Reserve. We intend to take the actions necessary to comply with the requirements of the FRB Resolutions.

          The Banks

          In July 2011, the Boards of Directors of the Banks agreed to approve certain board resolutions requested by the FDIC and OFR (the “Bank Resolutions”). The Bank Resolutions require the Banks to take actions to address concerns identified during examinations conducted by the FDIC and OFR and to provide periodic reports.

          Pursuant to the Bank Resolutions, Orange Bank agreed to: (i) establish a compliance committee to oversee the corrective measures with respect to the Bank Resolutions; (ii) provide notice to its regulators prior to adding any individual to the Board of Directors or as an executive officer; (iii) increase the Board of Director’s participation in the affairs of Orange Bank; (iv) develop written plans to improve loan relationships classified as “substandard” and greater than $300,000; (v) charge-off assets classified as “Loss”; (vi) not extend credit to borrowers who have had loans charged-off or loans classified as “Loss” or “Doubtful”; (vii) not pay any cash dividend without prior approval; (viii) develop and submit a revised business plan to the FDIC and OFR; (ix) increase Tier 1 leverage capital to 8% or greater and total risk-based capital to 12% or greater; (x) review concentrations of credit and develop a plan to reduce and monitor the level of concentration risk; (xi) improve risk management issues identified during the examination; and (xii) furnish periodic reports detailing the actions taken and progress made with respect to the Bank Resolutions.

          Pursuant to the Bank Resolutions, Floridian Bank agreed to: (i) submit its budget and earnings forecast to the FDIC and OFR; (ii) maintain a Tier 1 leverage capital ratio of 8% or greater and a total risk-based capital ratio of 12% or greater; (iii) submit a capital contingency plan to the FDIC and OFR that describes how Floridian Bank will maintain the foregoing capital levels; (iv) not pay any cash dividends without the prior consent of the FDIC and OFR; (v) develop written plans to improve loan relationships with adverse classification and greater than $300,000; (vi) not extend credit to borrowers who have had loans charged-off or loans classified as “Loss” or “Doubtful”;(vii) not extend credit to borrowers with loans classified as “substandard” without prior approval of the Board of Directors; (viii) develop and implement a plan to reduce and monitor exposure to commercial real estate lending; (ix) address deficiencies identified in the recent examination with regard to compliance with regulatory guidance and other policies and procedures; (x) maintain an adequate allowance for loan and lease losses level methodology; and furnish periodic reports detailing the actions taken and progress made with respect to the Bank Resolutions.

          Status of Board Resolutions

          The Bank Resolutions adopted by each Bank and the restrictions imposed thereby on each Bank will remain in effect unless modified or terminated by the Banks’ regulators. Since entering into the Bank Resolutions, we have been actively pursuing the corrective actions. We intend to continue to take the actions necessary to comply with the requirements of the Bank Resolutions and implement the submitted plans successfully, although we may be unable to do so. As of December 31, 2011, Floridian Bank’s Tier 1 leverage capital ratio and total risk-based capital ratio were approximately 9.0% and 12.5%, respectively. As of December 31, 2011, Orange Bank’s Tier 1 leverage capital ratio and total risk-based capital ratio were approximately 6.9% and 10.7%, respectively. We have received an extension from our regulators for Orange Bank to comply with the increased capital ratios required under the Bank Resolutions until the date the anticipated charter consolidation of the Banks is completed.

          On March 21, 2012, the Company withdrew its applications with the FDIC and OFR for the merger of its subsidiary Banks. The Company is reviewing its alternatives for increasing the capital of Orange Bank to meet applicable regulatory requirements. On July 21, 2011, the Orange Bank Board resolved that the Bank would maintain a Tier 1 leverage capital ratio of at least 8% and a total risk-based capital ratio of at least 12%. During the pendency of the subsidiary bank merger transaction the Bank had received a waiver from the FDIC and OFR to the requirements to meet such capital requirements. As of December 31, 2011, Orange Bank’s Tier 1 leverage capital ratio and total risk-based capital ratio were approximately 6.9% and 10.7%, respectively.

Market Area

          Our current primary market area consists of a six-county area in Central Florida: Citrus, Flagler, Lake, Orange, Seminole, and Volusia counties.

          Floridian Bank.

          Floridian Bank’s primary service area is in Flagler and Volusia Counties. Floridian Bank has focused primarily on Volusia County, including Ormond Beach, Daytona Beach, and Port Orange. According to the United States Census Bureau (“US Census”), Volusia County’s growth from 2000 to 2010, at 11.6%, was slower than most of Central Florida, and we have seen that the redevelopment efforts have been adversely affected by the current economic slowdown. Based on our management’s experience, Palm Coast, which is in Flagler County, has been a fast growing retirement community. According to the US Census, Flagler County saw population growth of 92% from 2000 to 2010, with 24.5% of its residents in 2010 being 65 years and over. Floridian Bank has focused on the commercial and professional segment of the market, primarily with a customer base associated with the local health care industry.

          Orange Bank of Florida.

          Orange Bank competes primarily in a four county area: Orange, Seminole, Lake and Citrus. The majority of Orange Bank’s assets are located in Orange County, which, according to the US Census, has seen its population grow by over 249,000 or 27.8%, between 2000 and 2010. Based on data from the US Census, Lake and Seminole Counties are also considered to be high growth population areas with 41.1% and 15.8% growth, respectively, over the same time period. We believe Seminole to be a fairly affluent market with median household income in 2009 of $56,201. We have also focused on Citrus County, which management believes has a sizable retirement community. Citrus County’s population of 65 years and over represented 31.9% in 2010 compared to the state of Florida at 17.3%.

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

Lending Services

          Loan Portfolio Composition.

          At December 31, 2011, the Banks’ loan portfolios totaled $311.8 million, representing approximately 69.4% of our total assets of $449.6 million.

          The composition of the Banks’ loan portfolios at December 31, 2011 is indicated below.

(Dollars in Thousands)	Amount	% of Total
Commercial	$44,833	14.4%
Commercial real estate	241,648	77.5
Residential real estate	8,542	2.7
Consumer and home equity	16,745	5.4
Total loans	311,768	100.0%
Less: Allowance for loan losses	(6,566)
Less: Net deferred fees	(114)
Loans, net	$305,088

          There were approximately $8.4 million in nonperforming loans at December 31, 2011.

          Commercial Loans.

          At December 31, 2011, our commercial loan portfolio totaled $44.8 million. All corporate and business purpose loans and lines of credit that are not real estate related are classified as commercial loans. Loans are made for acquisition, expansion, and working capital purposes and are generally secured by business assets including accounts receivable, inventory, and equipment and may incorporate a personal guarantee. Terms on commercial loans are generally for five years or less with most lines of credit written on an on-demand-basis. The majority of commercial loans have a floating interest rate tied to a published index. The financial condition and cash flow of commercial borrowers are closely monitored by the submission of corporate financial statements, personal financial statements and income tax returns. The frequency of submissions of required financial information depends on the size and complexity of the credit and the collateral that secures the loan. As of December 31, 2011, commercial loans represented 14% of the portfolio.

          Commercial Real Estate (“CRE”)Loans.

          At December 31, 2011, our CRE portfolio totaled $241.6 million. CRE represents business purpose loans that are real estate related and secured by real estate. CRE loans are reviewed primarily as cash flow loans and secondarily as loans secured by real estate. Such loans are primarily secured by retail office buildings, speculative residential and multi-family construction projects, land, and general purpose business space. Although terms may vary, the Banks’ commercial mortgages generally are long term in nature, owner-occupied, and variable-rate loans. The Banks seek to reduce the risks associated with commercial mortgage lending by generally lending in their market area and obtaining periodic financial statements and tax returns from borrowers. CRE loans are generally originated in amounts up to 80% of the appraised value of the property securing the loan. Maximum loan to value limits are slightly lower for raw land and land development loans.

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

          Residential Real Estate (“RRE”) Loans.

          At December 31, 2011, our RRE portfolio totaled $8.5 million. RRE loans represent all consumer purpose loans collateralized by one to four family dwellings. We typically do not lend on primary residences. Our residential real estate loans are mainly secured by first mortgages on investment properties as well as select loans originated by Floridian Financial Mortgage.

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

          The Banks’ loan portfolios contain no adjustable rate, subprime, or option (“pick a payment”) residential mortgage loans. The loans generally have terms of less than five years and are written on a fixed rate basis.

          Consumer Loans.

          At December 31, 2011, our installment and consumer loan portfolio totaled $16.7 million. The Banks offer a variety of installment and consumer loans consisting of home equity lines of credit, overdraft loans, loans secured by deposits and securities, and unsecured personal loans. These loans are typically secured by residential real estate or personal property, including automobiles and boats. Home equity loans (closed-end and lines of credit) are typically made up to 85% of the appraised value of the property securing the loan, in each case, less the amount of any existing liens on the property. Closed-end loans have terms of up to 15 years. Lines of credit have an original maturity of 5 years. The interest rates on closed-end home equity loans are fixed, while interest rates on home equity lines of credit are variable.

Credit Administration

          The Company’s Credit Administration is managed on a corporate-wide basis under the close direction of the President of Floridian Bank who has extensive experience in that role. The Banks’ lending activities are subject to written policies approved by the Banks’ Boards of Directors to ensure proper management of credit risk. Loans are subject to a defined credit process that includes credit evaluation of borrowers, risk-rating of credit, establishment of lending limits and application of lending procedures, including the holding of adequate collateral and the maintenance of compensating balances, as well as procedures for on-going identification and management of credit deterioration. Regular portfolio reviews are performed to identify potential underperforming credits, estimate loss exposure, and to ascertain compliance with the Banks’ policies. Management review consists of evaluation of the financial strengths of the borrower and the guarantor, the related collateral and the effects of economic conditions.

          Within each segment, the Company monitors and assesses the credit risk in the following classes, based on the risk characteristic of each loan segment: Pass, Special Mention, Substandard, Doubtful, and Loss. Within the Commercial and CRE portfolios risk grades are assigned based on an assessment of conditions that affect each borrower’s ability to meet obligations as outlined in the loan agreement. This process includes an in-depth review prior to loan approval and throughout the life of the loan. The analysis of the borrower includes a review of financial information, credit documentation, public information, past experience with the borrower, and other information that may be available specific to each borrower. The review also includes debt service capabilities, actual and projected cash flows, and industry and economic risks. Underwriting of RRE, consumer, and home equity loans and lines of credit include an assessment of the borrower’s credit history and the ability to meet existing debt obligations, as well as payments of principal and interest on the proposed loan. Risk grades are reviewed annually on all large credit relationships or on any credit where management becomes aware of information that may affect the borrower’s ability to fulfill contractual obligations.

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

Investment Activity

          The primary objectives of our investment portfolio are to maximize the rate of return through permissible fixed income investments with a mixture of maturities and compositions, meet liquidity requirements, and mitigate interest rate sensitivity of the overall balance sheet. We attempt to accomplish this by evaluating the overall balance sheets’ interest rate sensitivity and the potential impact on the Company’s earnings over a series of possible future interest rate scenarios; for current periods as well as over future horizon periods.

          We invest primarily in U.S. government agency obligations and U.S. government agency mortgage-backed securities including collateralized mortgage obligations which are explicitly or implicitly guaranteed as to principal and interest by the government. We enter into federal funds transactions with our principal correspondent banks directly or as an agent.

Competition

          We operate in a highly competitive environment competing for deposits and loans with other commercial banks, thrifts and other financial institutions, many of which have greater financial resources than us. Many large financial institutions compete for business in our service area. Certain of these institutions have significantly higher lending limits than we do and provide services to their customers which we do not offer.

          We believe we are able to compete favorably with our competitors because we provide responsive, personalized services through our knowledge and awareness of our service area, customers and business.

          The following table displays data provided by the FDIC regarding our competition in Citrus, Flagler, Lake, Orange, Seminole, and Volusia counties (our primary market area), as of June 30, 2011, the latest date for which data was available:

County	Number of Insured Financial Institutions	Number of Retail Branches	Banks’ Market Share
Citrus	14	49	2.6%
Flagler	12	25	0.6%
Lake	25	106	0.3%
Orange	40	294	0.5%
Seminole	34	143	2.0%
Volusia	27	157	1.6%

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

          The largest competitors in our market include: Bank of America, Wells Fargo, SunTrust, BB&T, Regions, and PNC, and these institutions capture the majority of the deposits. Our significant community bank competitors include: Centennial Bank, Florida Bank of Commerce, First Southern Bank, Florida Capital Bank, East Coast Community Bank, and Gateway Bank of Florida. We believe community banks can compete successfully with larger institutions by providing personalized service and making timely, local decisions and thereby drawing business away from larger institutions in the market. We also believe further consolidation in the banking industry is likely to create additional opportunities for community banks to capture deposits from affected customers who may become dissatisfied as their financial institutions grow larger. In addition, we believe that once the Florida economy experiences new job growth, the growth of our banking markets from new residents affords us an opportunity to capture new deposits.

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

Employees

          As of December 31, 2011, we employed 71 full-time employees and six part-time employees. The employees are not represented by a collective bargaining unit. We consider relations with our employees to be good.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010

          On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 ( the “Dodd-Frank Act”) with major sections of the Dodd-Frank Act being implemented in 2011. The Dodd-Frank Act has had a broad impact on the financial services industry, including significant regulatory and compliance changes including, among other things, (i) enhanced resolution authority of troubled and failing banks and their holding companies; (ii) increased capital and liquidity requirements; (iii) increased regulatory examination fees; (iv) changes to assessments to be paid to the FDIC for federal deposit insurance; and (v) numerous other provisions designed to improve supervision and oversight of, and strengthening safety and soundness for, the financial services sector. The Dodd-Frank Act also established a new financial industry regulator, the Consumer Financial Protection Bureau (“CFPB”) and authorizes state officials to enforce regulations issued by the CFPB for the general prohibition against unfair, deceptive or abusive practices.

          A summary of certain provisions of the Dodd-Frank Act that became effective in 2011 is set forth below, along with information set forth in applicable sections of this “Regulatory Considerations” section.

•

Interest on Demand Deposit Accounts (“DDA”). Effective July 21, 2011, Regulation Q, the prohibition of paying interest on DDAs, was repealed. Prior to the effective date only Negotiable Orders of Withdrawal or NOW accounts could pay interest. These accounts reserved the right to require at least seven days’ written notice prior to withdrawal or transfer of funds with only individuals, nonprofit organizations and governmental units having the right to own the accounts. For profit entities were prohibited from holding NOW accounts. Banks can now offer interest bearing DDAs, which do not have the right to require seven days written notice of the intent to withdraw, to any depositor.

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

          Other requirements called for in the Dodd-Frank Act will be implemented over time, and most will be subject to implementing regulations over the course of several years. Given the uncertainty associated with the manner in which the provisions of the Dodd-Frank Act will be implemented by the various regulatory agencies and through regulations, the full extent of the impact such requirements will have on financial institutions’ operations is unclear. The changes resulting from the Dodd-Frank Act may impact the profitability of our business activities, require changes to certain of our business practices, impose upon us more stringent capital, liquidity and leverage ratio requirements or otherwise adversely affect our business. These changes may also require us to invest significant management attention and resources to evaluate and make necessary changes in order to comply with new statutory and regulatory requirements.

The Consumer Financial Protection Bureau

          In July 2011, many consumer financial protection functions formerly assigned to the federal banking and other agencies transferred to the CFPB. The CFPB has the authority to write regulations under federal consumer financial protections laws, and enforce those laws. It has the authority to prevent “unfair, deceptive or abusive” practices by issuing regulations or by using its enforcement authority without first establishing regulatory guidance.

          With the CFPB being recently established and its Director recently appointed, there is significant uncertainty as to how the CFPB will exercise and implement its regulatory, supervisory, examination and enforcement authority. Implemented changes could result in increased compliance costs and litigation exposure. Additionally, changes in regulatory expectations, interpretations or practices could increase the risk of regulatory enforcement actions, fines and penalties.

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

          In contrast to financial holding companies, bank holding companies are limited to managing or controlling banks, furnishing services to or performing services for its subsidiaries, and engaging in other activities that the Federal Reserve determines by regulation or order to be so closely related to banking or managing or controlling banks. As a bank holding company that has not elected to be a financial holding company, these restrictions apply to us. In determining whether a particular activity is permissible, the Federal Reserve must consider whether the performance of such an activity reasonably can be expected to produce benefits to the public that outweigh possible adverse effects. Possible benefits include greater convenience, increased competition, and gains in efficiency. Possible adverse effects include undue concentration of resources, decreased or unfair competition, conflicts of interest, and unsound banking practices. Despite prior approval, the Federal Reserve may order a bank holding company or its subsidiaries to terminate any activity or to terminate ownership or control of any subsidiary when the Federal Reserve has reasonable cause to believe that a serious risk to the financial safety, soundness or stability of any bank subsidiary of that bank holding company may result from such an activity.

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

          The Federal Reserve Board maintains a policy statement on minority equity investments in banks and bank holding companies, that generally permits investors to (1) acquire up to 33 percent of the total equity of a target bank or bank holding company, subject to certain conditions, including (but not limited to) that the investing firm does not acquire 15 percent or more of any class of voting securities, and (2) designate at least one director, without triggering the various regulatory requirements associated with control.

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

          Under Florida law, a person or entity proposing to directly or indirectly acquire control of a Florida bank must also obtain permission from the OFR. Florida statutes define “control” as either (a) indirectly or directly owning, controlling or having power to vote 25% or more of the voting securities of a bank; (b) controlling the election of a majority of directors of a bank; (c) owning, controlling, or having power to vote 10% or more of the voting securities as well as directly or indirectly exercising a controlling influence over management or policies of a bank; or (d) as determined by the OFR. These requirements will affect us because the Banks are chartered under Florida law and changes in control of us are indirect changes in control of the Bank.

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

          The ability of the Banks to pay dividends, however, will be subject to regulatory restrictions that are described below under “Dividends.” We are also able to raise capital for contributions to the Banks by issuing securities without having to receive regulatory approval, subject to compliance with federal and state securities laws. Further, the Company and the Banks agreed to adopt the FRB Resolutions and the Bank Resolutions, respectively, which require that we seek prior approval from our regulators before declaring or paying any dividends. See “Item 1. Business – Regulatory Matter” for a further discussion.

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

The Banks

          The Banks are banking institutions that are chartered by and headquartered in the State of Florida, and they are subject to supervision and regulation by the OFR and the FDIC, and are subject to other laws and regulations applicable to banks. The OFR and the FDIC supervise and regulate all areas of the Banks’ operations including, without limitation, the making of loans, the issuance of securities, the conduct of the Banks’ corporate affairs, the satisfaction of capital adequacy requirements, the payment of dividends, and the establishment or closing of banking centers.

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

Dividends.

          The Banks are subject to legal limitations on the frequency and amount of dividends that can be paid to us. The FDIC may restrict the ability of the Banks to pay dividends if those payments would constitute an unsafe or unsound banking practice. These regulations and restrictions may limit our ability to obtain funds from the Banks for our cash needs, including funds for acquisitions and the payment of dividends, interest, and operating expenses. As discussed above, the Bank Resolutions restrict the payment of dividends to us. See “Item 1. Business – Regulatory Matter” for a further discussion.

          In addition, Florida law also places restrictions on the declaration of dividends from state chartered banks to their holding companies. Pursuant to the Florida Financial Institutions Code, the board of directors of state chartered banks, after charging off bad debts, depreciation and other worthless assets, if any, and making provisions for reasonably anticipated future losses on loans and other assets, may quarterly, semi-annually or annually declare a dividend of up to the aggregate net profits of that period combined with the bank’s retained net profits for the preceding two years and, with the approval of the OFR and FDIC, declare a dividend from retained net profits which accrued prior to the preceding two years. Before declaring such dividends, 20% of the net profits for the preceding period as is covered by the dividend must be transferred to the surplus fund of the bank until this fund becomes equal to the amount of the bank’s common stock then issued and outstanding. A state chartered bank may not declare any dividend if (i) its net income (loss) from the current year combined with the retained net income (loss) for the preceding two years aggregates a loss or (ii) the payment of such dividend would cause the capital account of the bank to fall below the minimum amount required by law, regulation, order or any written agreement with the OFR or a federal regulatory agency.

Insurance of Accounts and Other Assessments.

          We pay our deposit insurance assessments to the Deposit Insurance Fund, which is determined through a risk-based assessment system. Our deposit accounts are currently insured by the Deposit Insurance Fund generally up to a maximum of $250,000 per separately insured depositor.

          In addition, in November 2008, the FDIC issued a final rule under its Transaction Account Guarantee Program (“TAGP”), pursuant to which the FDIC fully guaranteed all noninterest bearing transaction deposit accounts, including all personal and business checking deposit accounts that do not earn interest, lawyer trust accounts where interest does not accrue to the account owner (IOLTA), and NOW accounts with interest rates no higher than 0.50% until June 30, 2010, 0.25% thereafter. On December 31, 2010, the Dodd-Frank Deposit Insurance Provision (“DIP”) became effective and replaced the TAGP that expired on the same date. Under the DIP, all money in the accounts are fully insured by the FDIC regardless of dollar amount until December 31, 2012. The primary differences between the two programs are that the DIP:

•	Applies to all FDIC-insured depository institutions;

•	Does not include low-interest NOW accounts; and

•	FDIC does not charge a separate assessment (premium) for the insurance of noninterest-bearing accounts.

          Under the TAGP, the FDIC imposed a special assessment of five basis points on each FDIC-insured depository institution’s assets, minus its Tier 1 capital, effective as of June 30, 2009. This special assessment was collected on September 30, 2009. Finally, on November 12, 2009, the FDIC adopted a new rule requiring insured institutions to prepay on December 30, 2009, estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011, and 2012. The new assessment system, DIP, was implemented April 1, 2011 and became effective with assessments due September 31, 2011. With the new assessment, the FDIC reduced the rates charged and added a new category for Large and Highly Complex Institutions.

          The FDIC assigns an institution to one of four risk categories, designed to measure risk. Total base assessment rates currently range from 0.025% of deposits for an institution in the highest sub-category to 0.45% of deposits for an institution in the lowest category. Rates from April 1, 2009 through March 31, 2011 were from 0.07% to 0.775%. With the implementation of the new assessment the Banks’ were able to reduce their monthly accruals resulting in a credit of FDIC premiums paid in 2011.

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

          As of December 31, 2011, we exceeded the requirements contained in the applicable regulations, policies and directives pertaining to capital adequacy of “well capitalized”. However, pursuant to the regulatory resolutions as described in “Item 1. Business – Regulatory Matter”, the Banks are required to maintain a minimum Tier 1 leverage capital to average assets ratio of 8.0% and total capital to risk-weighted assets of 12.0%. Floridian Bank met the requirements at December 31, 2011. Orange Bank has received an extension from their regulators to comply with the increased capital ratios until the date the anticipated charter consolidation of the Banks is completed.

On March 21, 2012, the Company withdrew its applications with the FDIC and OFR for the merger of its subsidiary Banks. The Company is reviewing its alternatives for increasing the capital of Orange Bank to meet applicable regulatory requirements. On July 21, 2011, the Orange Bank Board resolved that the Bank would maintain a Tier 1 leverage capital ratio of at least 8% and a total risk-based capital ratio of at least 12%. During the pendency of the subsidiary bank merger transaction the Bank had received a waiver from the FDIC and OFR to the requirements to meet such capital requirements. As of December 31, 2011, Orange Bank’s Tier 1 leverage capital ratio and total risk-based capital ratio were approximately 6.9% and 10.7%, respectively.

Prompt Corrective Action.

          Immediately upon becoming undercapitalized, which is described as having a total risk-based capital ratio of less than 8.0 percent or a Tier 1 risk-based capital ratio of less than 4.0 percent, or a Tier 1 leverage capital ratio less than 4.0 percent, a depository institution becomes subject to the provisions of Section 38 of the FDIA, which: (a) restrict payment of capital distributions and management fees; (b) require that the appropriate federal banking agency monitor the condition of the institution and its efforts to restore its capital; (c) require submission of a capital restoration plan; (d) restrict the growth of the institution’s assets; and (e) require prior approval of certain expansion proposals. The appropriate federal banking agency for an undercapitalized institution also may take any number of discretionary supervisory actions if the agency determines that any of these actions is necessary to resolve the problems of the institution at the least possible long-term cost to the deposit insurance fund, subject in certain cases to specified procedures. These discretionary supervisory actions include: (a) requiring the institution to raise additional capital; (b) restricting transactions with affiliates; (c) requiring divestiture of the institution or the sale of the institution to a willing purchaser; and (d) any other supervisory action that the agency deems appropriate. These and additional mandatory and permissive supervisory actions may be taken with respect to significantly undercapitalized, which is described as having a total risk-based capital ratio of less than 6.0 percent or a Tier 1 risk-based capital ratio of less than 3.0 percent, or a Tier 1 leverage capital ratio less than 3.0 percent, and critically undercapitalized institutions, which is described as institutions with a ratio of tangible equity to total assets that is equal to or less than 2.0 percent. The Banks, individually and consolidated, exceed all ratios for banks described as undercapitalized.

Basel III.

          On December 16, 2010, the Basel Committee issued details on standards for bank capital adequacy and liquidity regulation, including revisions to the definitions of Tier I Capital and Tier II Capital applicable to Basel III. In June 2011, the Basel Committee updated its standards to include minor modifications to the credit valuation adjustment (CVA), which is the risk of loss caused by changes in the credit spread of a counter party due to changes in its credit quality (also known as mark-to-market losses).

          Many of the revised capital standards are already being implemented through Dodd-Frank which has capital and liquidity implications. The short-term and long-term impact of the new Basel III capital standards and the forthcoming new capital rules to be proposed for non-Basel III U.S. banks is uncertain. U.S. interagency (FED, OCC, FDIC) guidance on Basel III is expected in the first quarter of 2012. It is unclear what impact the implementation of Basel III may be or what impact a pending alternative standardized approach to Basel III option for non-Basel III U.S. banks (such as the Banks) may have on the cost and availability of different types of credit and the potential compliance costs of implementing the new capital standards. At the present time, however, only banks $10 billion and over will have additional stress testing requirements to assure capital adequacy.

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

          The Bank Resolutions entered into by our subsidiary Banks, among other things, contain capital directives that impose heightened capital requirements on both of our subsidiary Banks. Failure to comply with the terms of the Bank Resolutions could result in significant enforcement actions against us of increasing severity. Under the terms of the Bank Resolutions, Floridian Bank is required to maintain a Tier I leverage capital ratio of at least 8% and a total risk-based capital ratio of at least 12%. As of December 31, 2011, Floridian Bank maintained a Tier I leverage capital ratio of 9.0% and a total risk-based capital ratio of 12.5%.

          Orange Bank is required to maintain a Tier I leverage capital ratio and total risk based capital ratio of at least 8% and 12%, respectively, not later than March 19, 2012. However, Orange Bank received an extension from their Regulators to comply with the increased capital ratios until the date the anticipated charter consolidation of the Banks is completed. On March 21, 2012, the Company withdrew its applications with the FDIC and OFR for the merger of its subsidiary Banks. The Company is reviewing its alternatives for increasing the capital of Orange Bank to meet applicable regulatory requirements. During the pendency of the subsidiary bank merger transaction the Bank had received a waiver from the FDIC and OFR to the requirements to meet such capital requirements. As of December 31, 2011, Orange Bank maintained a Tier I leverage capital ratio of 6.9% and a total risk-based capital ratio of 10.7%.

          We intend to incur additional debt or equity financing in the future for future growth, to fund losses or additional provisions for loan losses in the future, or to maintain or increase capital levels in accordance with banking regulations and the Bank Resolutions. Such financing may not be available to us on acceptable terms or at all. Depending on the amount offered and the levels at which we offer the stock, issuances of common or preferred stock could be substantially dilutive to shareholders of our Common Stock.

          If we are not able to maintain the capital levels of our subsidiary Banks above the levels required by the Bank Resolutions, we could become subject to enforcement actions by our banking regulators, which could have an adverse impact on our business, financial condition, results of operations, and cash flows, as well as the value of our common stock. Moreover, capital directives imposed by the Bank Resolutions on our subsidiary Banks further restrain asset growth by requiring that asset growth be funded by a greater amount of additional capital. We may be required to reduce assets or limit asset growth to manage our regulatory capital position. Restraining asset growth could reduce our profitability.

We incurred cumulative net losses of $30.0 million since inception and may incur further losses.

          We incurred net losses of $2.1 million and $9.7 million for the years ended December 31, 2011 and December 31, 2010, respectively and a cumulative net loss of $30.0 million since inception. In light of economic conditions that continue to adversely affect our borrowers and us, we may incur further losses.

An inadequate allowance for loan losses would overstate our current period earnings.

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

          As of December 31, 2011, the Banks’ combined allowance for loan losses was $6.6 million, which represented approximately 2.1% of their total amount of loans. At December 31, 2010 allowance for loan losses was $8.0 million, which represented 2.5% of total loans. The Banks had a combined $8.4 million in nonperforming loans as of December 31, 2011. At December 31, 2010 the Banks had $17.1 million in nonperforming loans. The allowance may not prove sufficient to cover future loan losses. Future adjustments may be necessary if economic conditions differ substantially from the assumptions used or adverse developments arise with respect to the Banks’ nonperforming or performing loans. In addition, regulatory agencies, as an integral part of their examination process, periodically review the estimated losses on loans. Such agencies may require us to recognize additional losses based on their judgments about information available to them at the time of their examination. Accordingly, the allowance for loan losses may not be adequate to cover loan losses or significant increases to the allowance may be required in the future if economic conditions should worsen. Material additions to the Banks’ allowances for loan losses would adversely impact our net income and capital in future periods while having the effect of overstating our current period earnings.

If our nonperforming assets increase, our earnings will suffer.

          At December 31, 2011, our nonperforming assets (which consist of non-accruing loans, loans 90 days or greater delinquent, nonperforming restructured loans, foreclosed real estate assets, and repossessed personal property) totaled $13.5 million, or 3.0% of total assets, which is a decrease of $7.5 million or 35.7% over nonperforming assets at December 31, 2010. At December 31, 2010, our nonperforming assets were $21.0 million, or 4.5 % of total assets. Our nonperforming assets adversely affect our net income in various ways. We do not record interest income on nonaccrual loans or real estate owned. We must reserve for probable losses, which is established through a current period charge to the provision for loan losses as well as from time to time, as appropriate, write down the value of properties in our other real estate owned portfolio to reflect changing market values. Additionally, there are legal fees associated with the resolution of problem assets as well as carrying costs such as taxes, insurance and maintenance related to our other real estate owned. Further, the resolution of nonperforming assets requires the active involvement of management, which can distract them from more profitable activity. Finally, if our estimate for the recorded allowance for loan losses proves to be incorrect and our allowance is inadequate, we will have to increase the allowance accordingly.

          Our regulatory capital levels have declined and may continue to do so, which may cause our regulators to take formal enforcement action, including requiring us to raise capital. At December 31, 2011, our consolidated Tier I leverage capital ratio was 8.1%, our consolidated total risk based capital ratio was 12.1% and our consolidated Tier I risk based capital ratio was 10.9%. While we remain well capitalized at December 31, 2011, these ratios have declined significantly over the past three years because of the Banks’ significant losses. If we continue to experience losses or if our assets increase, our capital levels will fall below the levels required to be well capitalized. Lower capital ratios will impair our ability to compete for loans and deposits, due to regulatory restrictions and public perception. In July 2011, the Banks’ Boards approved Bank Resolutions in consultation with their banking regulators. The Bank Resolutions included a commitment to maintain capital levels in excess of well capitalized levels. Specifically, we must maintain a Tier 1 leverage capital of at least 8% and a total risk-based capital ratio of at least 12%. See “Item 1. Business – Regulatory Matter” for a further discussion.

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

          We provide our products and services to our customers through a decentralized network of banks (currently, Orange Bank and Floridian Bank) that operate autonomously within their respective communities. While our operating model provides us with a competitive advantage in maintaining a community focus and in providing customer service, our model is, in many respects, less efficient to operate. Moreover, there is increasing pressure to provide products and services at lower prices, which is more difficult to do as a multi-bank holding company. This can reduce our overall net interest margin and revenues from our fee-based products and services. To achieve greater economies of scale, we submitted an application in September 2011 to the OFR and FDIC to merge the two Banks. On March 21, 2012, the Company withdrew its applications with the FDIC and OFR for the merger of its subsidiary Banks. The Company is reviewing its alternatives for increasing the capital of Orange Bank to meet applicable regulatory requirements. On July 21, 2011, the Orange Bank Board resolved that the Bank would maintain a Tier 1 leverage capital ratio of at least 8% and a total risk-based capital ratio of at least 12%. During the pendency of the subsidiary bank merger transaction the Bank had received a waiver from the FDIC and OFR to the requirements to meet such capital requirements. As of December 31, 2011, Orange Bank’s Tier 1 leverage capital ratio and total risk-based capital ratio were approximately 6.9% and 10.7%, respectively.

The loss of key personnel may adversely affect us.

          Our success is, and is expected to remain, highly dependent on our senior management team. As a bank holding company of community banks, it is our management’s extensive knowledge of and relationships in the community that generate business for us. Successful execution of our growth strategy will continue to place significant demands on our management and the loss of any such person’s services may adversely affect our growth and profitability. On August 25, 2011, Charlie W. Brinkley, Jr., announced his resignation as our Chairman and Chief Executive Officer and as President of Orange Bank. Thomas H. Dargan, Jr. was appointed as our Chief Executive Officer and interim Chairman as well as President of Orange Bank. Since December 31, 2010, three of our directors and one of our executive officers in addition to Mr. Brinkley have resigned from their positions.

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

          These risks inherent in our loan portfolio are exacerbated by the geographic concentration of our loan portfolio. Our interest-earning assets are heavily concentrated in commercial and residential mortgage loans secured by real estate, particularly real estate located in Central Florida. As of December 31, 2011, approximately 78% of the Banks’ loans were secured by commercial real estate. As of December 31, 2010 approximately 76% of the Banks’ loans were secured by commercial real estate. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower; however, the value of the collateral may decline during the time the credit is outstanding, and, therefore, the collateral may become insufficient to protect us from substantial losses. If we are required to liquidate the collateral securing a loan during a period of reduced real estate values, such as in today’s market, to satisfy the debt, our earnings and capital could be adversely affected.

          Additionally, as of December 31, 2011, substantially all of our loans secured by real estate are secured by commercial and residential properties located in Citrus, Flagler, Lake, Orange, Seminole, and Volusia Counties, Florida. The concentration of our loans in this area subjects us to the risk that a downturn in the economy or recession in that area, such as the downturn the area is currently experiencing, could result in a decrease in loan originations and increases in delinquencies and foreclosures, which would more greatly affect us than if our lending were more geographically diversified. In addition, since a large portion of our portfolio is secured by properties located in Central Florida, the occurrence of a natural disaster, such as a hurricane, could result in a decline in loan originations, a decline in the value or destruction of mortgaged properties and an increase in the risk of delinquencies, foreclosures or loss on loans originated by us. We may suffer further losses due to the decline in the value of the properties underlying our mortgage loans, which would have an adverse impact on our operations.

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

          Changes in the difference between short- and long-term interest rates may also harm our business. For example, short-term deposits may be used to fund longer-term loans. When differences between short-term and long-term interest rates shrink or disappear, as is likely in the current zero interest rate policy environment the spread between rates paid on deposits and received on loans could narrow significantly, decreasing our net interest income.

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

          Liquidity is essential to our business. An inability to raise funds through deposits, borrowings, and other sources, could have a substantial negative effect on our liquidity. Our access to funding sources in amounts adequate to finance our activities on terms that are acceptable to us could be impaired by factors that affect us specifically or the financial services industry or economy in general. Factors that could negatively impact our access to liquidity sources include a decrease in the level of our business activity as a result of an economic downturn in the markets in which our loans are concentrated, adverse regulatory action against us, or our inability to attract and retain deposits. Our ability to borrow could be impaired by factors that are not specific to us or our region, such as a disruption in the financial markets or negative views and expectations about the prospects for the financial services industry in light of recent turmoil faced by banking organizations and the unstable credit markets.

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

          On July 21, 2011, our subsidiary Banks adopted the Bank Resolutions requested by the FDIC and OFR. Failure to comply with the terms of the Bank Resolutions could result in significant enforcement actions. Under the terms of the Bank Resolutions, our subsidiary Banks are required to, among other things, (i) submit a capital plan to the supervisory authorities for increasing and maintaining certain capital ratios above the minimums imposed by the Bank Resolutions; (ii) develop specific plans and proposals for the reduction and improvement of assets which are subject to adverse classification and past due loans; and (iii) implement plans to decrease the concentration of commercial real estate loans.

          We timely submitted the requested plans to the regulators for their review. We may supplement these plans and reports in the future in response to comments and requests from our regulators. Any material failure to comply with the terms of the Bank Resolutions could result in further enforcement action by the supervisory authorities. Since entering into the Bank Resolutions, we have been actively pursuing the corrective actions. We intend to continue to take the actions necessary to comply with the requirements of the Bank Resolutions and implement the submitted plans successfully, although we may be unable to do so. As of December 31, 2011, Orange Bank’s Tier 1 leverage capital ratio and total risk-based capital ratio were approximately 6.9% and 10.7%, respectively, which were below the minimum levels of 8% and 12.0%, respectively, set forth in the Bank Resolutions. However, Orange Bank received an extension from their regulators to comply with the increased capital ratios required until the date the anticipated charter consolidation of the Banks is completed. On March 21, 2012, the Company withdrew its applications with the FDIC and OFR for the merger of its subsidiary Banks. The Company is reviewing its alternatives for increasing the capital of Orange Bank to meet the Bank Resolutions. On July 21, 2011, the Orange Bank Board resolved that the Bank would maintain a Tier 1 leverage capital ratio of at least 8% and a total risk-based capital ratio of at least 12%. During the pendency of the subsidiary bank merger transaction Orange Bank had received a waiver from the FDIC and OFR to the requirements to meet such capital requirements. As of December 31, 2011, Orange Bank’s Tier 1 leverage capital ratio and total risk-based capital ratio were approximately 6.9% and 10.7%, respectively.

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

          On October 20, 2011, our board of directors agreed to adopt the FRB Resolutions in consultation with the Federal Reserve. The FRB Resolutions require the Company to take actions. These actions require, among other things, that the Company seek approval from the FRB prior to incurring any debt, declaring or paying any dividends, reducing its capital position (e.g., through the purchase of treasury shares), or making distributions on subordinated debentures or trust preferred securities. The FRB Resolutions approved by the Company and the restrictions imposed thereby will remain in effect until terminated by the Federal Reserve. We intend to take the actions necessary to comply with the requirements of the FRB Resolutions.

Our regulatory capital levels have declined and may continue to do so, which may have a material adverse effect on our operations, including additional action from our regulators.

          At December 31, 2011, our consolidated Tier I leverage capital ratio was 8.1%, our consolidated total risk-based capital ratio was 12.1% and our consolidated Tier I risk-based capital ratio was 10.9%. While we remained well capitalized at December 31, 2011, these ratios have declined significantly over the past two years because of the Banks’ significant losses. If we continue to experience losses as we have over the past two years, our capital levels will fall below the levels required to be well capitalized. Lower capital ratios will impair our ability to compete for loans and deposits, due to regulatory restrictions and public perception. As a result of our lowering capital ratios, our banking regulators requested that our subsidiary Banks adopt the Bank Resolutions which, among other things, require Orange Bank to achieve and maintain increased capital ratios by March 19, 2012. Floridian Bank already meets increased minimum capital levels. These increased levels exceed the minimum levels otherwise necessary to be deemed well capitalized. Failure to comply with the terms of the Resolutions could result in significant enforcement actions against us of increasing severity, which could have an adverse impact on our business, financial condition, results of operations, and cash flows, as well as the value of our common stock.

Recently enacted legislation, particularly the Dodd-Frank Act, could materially and adversely affect us by increasing compliance costs, heightening our risk of noncompliance with applicable regulations, and changing the competitive landscape in the banking industry.

          From time to time, the U.S. Congress and state legislatures consider changing laws and enact new laws to further regulate the financial services industry. On July 21, 2010, President Obama signed the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or the Dodd-Frank Act, into law. The Dodd-Frank Act has resulted in sweeping changes in the regulation of financial institutions. As discussed in the section entitled “Business-Regulatory Considerations” in this Annual Report on Form 10-K, the Dodd-Frank Act contains numerous provisions that affect all banks and bank holding companies. The Dodd-Frank Act includes provisions that, among other things:

•

change the assessment base for federal deposit insurance from the amount of insured deposits to total consolidated assets less average tangible capital, eliminate the ceiling on the size of the federal deposit insurance fund, and increase the floor of the size of the federal deposit insurance fund;

•	repeal the federal prohibitions on the payment of interest on demand deposits, thereby generally permitting the payment of interest on all deposit accounts;

•	centralize responsibility for promulgating regulations under and enforcing federal consumer financial protection laws in a new bureau of consumer financial protection;

•	require the FDIC to seek to make its capital requirements for banks countercyclical;

•	implement corporate governance revisions, including with regard to executive compensation and proxy access by shareholders, that apply to all public companies, not just financial institutions;

•	establish new rules and restrictions regarding the origination of mortgages; and

•

permit the Federal Reserve to prescribe regulations regarding interchange transaction fees, and limit them to an amount reasonable and proportional to the cost incurred by the issuer for the transaction in question.

          Many of these and other provisions in the Dodd-Frank Act remain subject to regulatory rule-making and implementation, the effects of which are not yet known. Although we cannot predict the specific impact and long-term effects that the Dodd-Frank Act and the regulations promulgated thereunder will have on us and our prospects, our target markets and the financial industry more generally, we believe that the Dodd-Frank Act and the regulations promulgated thereunder are likely to impose additional administrative and regulatory burdens that will obligate us to incur additional expenses and will adversely affect our margins and profitability. We will also have a heightened risk of noncompliance with the additional regulations. Finally, the impact of some of these new regulations is not known and may affect our ability to compete long-term with larger competitors.

The Federal Reserve’s repeal of the prohibition against payment of interest on demand deposits (Regulation Q) may increase competition for such deposits and ultimately increase interest expense.

          A major portion of our net income comes from our interest rate spread, which is the difference between the interest rates paid by us on amounts used to fund assets and the interest rates and fees we receive on our interest-earning assets. Our interest-earning assets include outstanding loans extended to our customers and securities held in our investment portfolio. We fund assets using deposits and other borrowings. Our goal has been to maintain noninterest bearing deposits above 15% of total deposits. We currently maintain approximately 21% of deposits as noninterest bearing.

           On July 14, 2011, the Federal Reserve issued final rules to repeal Regulation Q, which had prohibited the payment of interest on demand deposits by institutions that are member banks of the Federal Reserve System. The final rules implement Section 627 of the Dodd-Frank Act, which repealed Section 19(i) of the Federal Reserve Act in its entirety effective July 21, 2011. As a result, banks and thrifts are now permitted to offer interest-bearing demand deposit accounts to commercial customers, which were previously forbidden under Regulation Q. The repeal of Regulation Q may cause increased competition from other financial institutions for these deposits and could result in a reduction in our deposits or an increase in our interest expense.

Our future FDIC deposit insurance premiums and assessment are uncertain.

          Recent insured depository institution failures, as well as deterioration in banking and economic conditions, have significantly increased the loss provisions of the FDIC, resulting in a decline in the designated reserve ratio of the Deposit Insurance Fund to historical lows. The FDIC in December 2010 increased the designated reserve ratio from 1.25 to 2.00 and in December 2011 voted to maintain the same ratio for 2012. In addition, the deposit insurance limit on FDIC deposit insurance coverage generally has increased to $250,000, which may result in even larger losses to the Deposit Insurance Fund. These developments have caused an increase to our assessments, and the FDIC may be required to make additional increases to the assessment rates and levy additional special assessments on us. Higher assessments increase our noninterest expense.

          Beginning in 2009, our assessment rates, which also included our assessment for participating in the FDIC’s Transaction Account Guarantee Program, increased from 9.9 to 17.0 basis points. Additionally, on May 22, 2009, the FDIC announced a final rule imposing a special 5.00 basis points emergency assessment as of June 30, 2009, payable September 30, 2009, based on assets minus Tier I Capital at June 30, 2009, but the amount of the assessment was capped at 10.00 basis points of domestic deposits. Finally, on November 12, 2009, the FDIC adopted a new rule requiring insured institutions to prepay on December 30, 2009, estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011, and 2012. We prepaid an assessment of $2.8 million, which incorporated a uniform 3.00 basis point increase effective January 1, 2011. With implementation of DIP in April 2011, which became effective with payments due September 30, 2011, and the elimination of TAGP, the Banks saw a decrease in FDIC premiums resulting in a reduction of our accrued premiums assessed in 2009. Our assessment rate at the end of December 2011 was 14.0 and 14.55 basis points for Floridian and Orange Banks, respectively.

          These current lower FDIC assessment rates have had a positive impact on our results of operations. Our FDIC insurance related cost was $603 thousand and $787 thousand for the years ended December 31, 2011 and December 31, 2010, respectively, compared to $951 thousand for the year ended December 31, 2009. We are unable to predict the impact in future periods, including whether an additional special assessments will occur.

          Higher insurance premiums and assessments increase our costs and may limit our ability to pursue certain business opportunities. We also may be required to pay higher FDIC premiums than current levels, because financial institution failures resulting from the depressed market conditions have depleted and may continue to deplete the deposit insurance fund and reduce its ratio of reserves to insured deposits.

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

Risks Related to Market Events

Our loan portfolio is heavily concentrated in mortgage loans secured by properties in Central Florida which heightens our risk of loss than if we had a more geographically diversified portfolio.

          Our interest-earning assets are heavily concentrated in mortgage loans secured by properties located in Central Florida. As of December 31, 2011, a significant portion of our loans secured by real estate are secured by commercial and residential properties, including properties under construction, located in Citrus, Flagler, Lake, Orange, Seminole, and Volusia Counties, Florida. The concentration of our loans in this region subjects us to risk that a downturn in the area economy, such as the one the area is currently experiencing, could result in a decrease in loan originations and an increase in delinquencies and foreclosures. As a result of this concentration, we may face greater risk than if our lending were more geographically diversified. In addition, since a large portion of our portfolio is secured by properties located in Central Florida, the occurrence of a natural disaster, such as a hurricane, could result in a decline in loan originations, a decline in the value or destruction of mortgaged properties, and an increase in the risk of delinquencies, foreclosures or loss on loans originated by us. We may suffer further losses due to the decline in the value of the properties underlying our mortgage loans, which would have an adverse impact on our operations.

Our concentration in loans secured by real estate may increase our credit losses, which would negatively affect our financial results.

          Due to the relatively close proximity of our geographic markets, we have both geographic concentrations as well as concentrations in the types of loans funded. Specifically, due to the nature of our markets, a significant portion of the portfolio has historically been secured with real estate. As of December 31, 2011, approximately 78% and 3% of our $311.8 million loan portfolio was secured by commercial real estate and residential real estate (including home equity loans), respectively.

          The current downturn in the real estate market, the deterioration in the value of collateral, and the local and national economic recessions, have adversely affected our clients’ ability to repay their loans. If these conditions persist, or get worse, our clients’ ability to repay their loans will be further eroded. In the event we are required to foreclose on a property securing one of our mortgage loans or otherwise pursue our remedies in order to protect our investment, we may be unable to recover funds in an amount equal to our projected return on our investment or in an amount sufficient to prevent a loss to us due to prevailing economic conditions, real estate values and other factors associated with the ownership of real property. As a result, the market value of the real estate or other collateral underlying our loans may not, at any given time, be sufficient to satisfy the outstanding principal amount of the loans, and consequently, we would sustain loan losses.

          As discussed above, in July 2011, the Boards of Directors of the Banks agreed to approve certain Bank Resolutions. In October 2011, the Board of Directors of the Company agreed to approve certain FRB Resolutions. The Bank Resolutions and the FRB Resolutions place significant restrictions on our operations, including minimum capital ratios for the Banks, restrictions on the payment of dividends, prohibitions on redeeming shares of stock, and restrictions on making payments that would cause capital to decrease. See “Item 1. Business - Regulatory Matter” for a further discussion of these important restrictions.

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

          Our investment securities portfolio as of December 31, 2011 has been primarily designated as available-for-sale pursuant to U.S. GAAP relating to accounting for investments. Such principles require that unrealized gains and losses in the estimated value of the available-for-sale portfolio be “marked to market” and reflected as a separate item in shareholders’ equity (net of tax) as accumulated other comprehensive income. At December 31, 2011, we maintained $73.1 million or 98.6% of our total securities as available for sale.

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

We have not paid cash dividends to our shareholders and currently have no plans to pay future cash dividends. Our ability to declare and pay dividends is subject to our regulators’ approval.

          We plan to retain earnings to finance future growth and have no current plans to pay cash dividends to shareholders. Because we have not paid cash dividends, holders of our securities will experience a gain on their investment in our securities only in the case of an appreciation of value of our securities. You should neither expect to receive dividend income from investing in our common stock nor an appreciation in value. Further, our ability to pay dividends is restricted subject to approval from our regulators pursuant to the FRB Resolutions and the Bank Resolutions. We may not receive such approvals. See the section entitled “Item 1. Business – Regulatory Matters” for a further discussion.

Your shares of common stock are not an insured deposit.

           The shares of our common stock are not a bank deposit and are not insured or guaranteed by the FDIC or any other government agency. Your investment is subject to investment risk, and you must be capable of affording the loss of your entire investment.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

          None

ITEM 2. PROPERTIES

          As of December 31, 2011, the Banks operated 10 full service banking centers in Central Florida. The following table sets forth each of our Banks’ banking centers and date opened.

Office Name	Leased/Owned	Date Opened/Acquired
Orange Bank of Florida
Clermont	Owned	November 2009
Crystal River	Owned	October 2005
Lake Mary	Owned	February 2008
Longwood	Land Leased/Bldg. Owned	April 2007
Orlando (Main Office)	Leased	June 2005
Winter Park	Leased	November 2007

Floridian Bank
Daytona Beach (Main Office)	Owned	March 2007
Ormond	Leased	March 2006
Palm Coast	Leased	March 2007
Port Orange	Owned	June 2008

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

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

          We have never declared a cash dividend on our common stock, and we currently have no plans to declare or pay any dividends on the common stock in the foreseeable future. As a bank holding company, we have restrictions on our ability to pay dividends including the FRB Resolutions and the Bank Resolutions. Please see “Item 1. Business-Regulatory Considerations-Dividends”, See “Item 1. Business – Regulatory Matter”, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital resources”, and Note 16 to the Consolidated Financial Statements for a discussion of these additional restrictions. As of February 28, 2012, our common stock was held by approximately 791 shareholders of record.

ITEM 6. SELECTED FINANCIAL DATA

          The following table presents our summary consolidated financial data. We derived our balance sheet and income statement data for the years ended December 31, 2011, 2010, 2009, 2008, and 2007, from our audited financial statements. The summary consolidated financial data should be read in conjunction with, and are qualified in their entirety by, our financial statements and the accompanying notes and the other information included elsewhere in this Annual Report.

(Dollars in thousands, except per share data)	As of and for the years ended December 31,
	2011	2010	2009	2008(1)	2007

Balance Sheet Data
Total assets	$449,559	$461,631	$466,897	$388,145	$68,476
Total loans, net of unearned fees	311,654	317,565	336,724	288,791	52,813
Allowance for loan losses	6,566	8,010	9,038	6,051	725
Securities available for sale	73,136	42,658	81,707	43,916	5,059
Securities held to maturity	1,002	10,082	12,259	12,464	—
Intangible assets	1,201	1,893	2,085	1,855	—
Deposits	393,726	412,187	406,652	307,668	51,964
Noninterest bearing deposits	83,909	78,385	67,594	54,137	8,955
Shareholders’ equity	39,777	40,103	50,483	60,714	16,412
Income Statement Data
Interest income	$17,064	$19,721	$19,294	$13,982	$4,277
Interest expense	4,018	5,733	6,942	5,446	1,832
Net interest income	13,046	13,988	12,352	8,536	2,445
Provision for loan losses	1,882	9,583	8,523	3,868	245
Net interest income after provision for loan losses	11,164	4,405	3,829	4,668	2,200
Noninterest income	1,114	1,211	1,285	567	214
Noninterest expense	14,150	15,318	15,931	11,459	2,980
Income tax benefit (expense)	(255)	—	—	111	185
Net loss	$(2,127)	$(9,702)	$(10,817)	$(6,113)	$(381)
Per Share Data
Basic loss per share	$(0.34)	$(1.56)	$(1.75)	$(1.37)	$(0.22)
Book value per common share	$6.44	$6.47	$8.15	$9.86	$9.36
Selected Operating Ratios
Return on average assets	(0.46)%	(2.04)%	(2.35)%	(2.16)%	(0.59)%
Return on average shareholders’ equity	(5.30)%	(19.88)%	(18.87)%	(13.46)%	(0.84)%
Net interest margin	3.08%	3.18%	2.94%	3.34%	4.19%
Selected Asset Quality Data
Nonperforming loans/total loans	2.7%	5.3%	2.8%	2.1%	—%
Nonperforming assets/total assets	3.0%	4.5%	2.7%	1.7%	—%
Allowance for loan losses/total loans	2.1%	2.5%	2.7%	2.1%	1.4%
Allowance for loan losses/nonperforming loans	78.1%	46.9%	94.3%	103.1%	—%
Net charge-offs (recoveries)/average loans	1.07%	3.13%	1.73%	0.03%	—%
Capital Data for the Company
Equity/assets	8.8%	8.7%	10.8%	15.6%	24%
Leverage ratio	8.1%	8.4%	10.0%	18.9%	24.3%
Tier 1 risk-based capital ratio	10.9%	11.0%	12.5%	17.7%	25.2%
Total risk-based capital ratio	12.1%	12.3%	13.8%	15.4%	26.3%
Capital Data for Floridian Bank
Leverage ratio	9.0%	8.0%	8.2%	14.6%	24.3%
Tier 1 risk-based capital ratio	11.3%	10.5%	10.5%	13.4%	25.2%
Total risk-based capital ratio	12.5%	11.7%	11.7%	12.9%	26.3%
Capital Data for Orange Bank
Leverage ratio	6.9%	7.3%	7.4%	7.6%	N/A
Tier 1 risk-based capital ratio	9.5%	9.5%	9.0%	8.5%	N/A
Total risk-based capital ratio	10.7%	10.7%	10.3%	9.8%	N/A

(1) Reflects the acquisition of Orange Bank effective March 31, 2008

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following management’s discussion and analysis provides supplemental information, which sets forth the major factors that have affected our financial condition and results of operations during the periods included in the accompanying consolidated financial statements and should be read in conjunction with the Consolidated Financial Statements and related notes. The analysis is divided into subsections entitled “Business Overview,” “Results of Operations,” “Market Risk,” “Financial Condition,” “Liquidity,” “Capital Resources,” “Off-Balance Sheet Arrangements”, and “Accounting Policies.” The following information should provide a better understanding of the major factors and trends that affect our earnings performance and financial condition, and how our performance during 2011 compares with prior years. Throughout this section, Floridian Financial Group, Inc., and subsidiaries, collectively, are referred to as “Company,” “we,” “us,” or “our.”

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

     All forward-looking statements, by their nature, are subject to risks and uncertainties. Our actual future results may differ materially from those set forth in our forward-looking statements. Please see the Introductory Note and Item 1A, Risk Factors of this Annual Report, for discussion of factors that could cause our actual results to differ materially from those in the forward looking statements.

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

Business Overview

     We are a multi-bank holding company headquartered in Lake Mary, Florida, a community situated between Orlando and Daytona Beach, Florida. We were incorporated on September 8, 2005 as the bank holding company of Floridian Bank, a Florida chartered commercial bank. We commenced operations, along with Floridian Bank, on March 20, 2006. From 2006 to 2008, we experienced periods of rapid growth. On March 31, 2008, we closed a merger transaction in which Orange Bank of Florida, a Florida chartered commercial bank, became our wholly-owned subsidiary. The transaction was treated as a merger of equals where each shareholder of Orange Bank received 1.04 shares of our common stock. At the time of the merger, Orange Bank had approximately $196 million in assets, including approximately $121 million in loans, and approximately $176 million in deposits. In 2009, we began a process of slowing our growth and preserving capital.

     Both Floridian Bank and Orange Bank are full service commercial banks, providing a wide range of business and consumer financial services in our target marketplace, which is comprised primarily of Orange, Seminole, Citrus, Lake, Flagler, and Volusia Counties in Florida. Floridian Bank is headquartered in Daytona Beach, Florida, with a primary service area in Flagler and Volusia Counties. Orange Bank is headquartered in Orlando, Florida, with a primary service area in Orange, Seminole, Lake and Citrus Counties. Collectively, as of December 31, 2011, our Banks operated 10 banking offices.

     The Banks offer commercial and retail banking services with an emphasis on commercial and commercial real estate lending, particularly to the medical services industry. As of December 31, 2011, we had total assets of $449.6 million, deposits of $393.7 million, and total gross loans of $311.8 million. In addition, as of December 31, 2011, we had $39.8 million in total shareholders’ equity. At December 31, 2011, the Company’s capital ratios surpassed all regulatory “minimum well capitalized measures”:

As of December 31, 2011
Total risk based capital	12.1%
Tier 1 capital	10.9%
Leverage capital	8.1%

     Our lending operations are entirely within the State of Florida, which has been particularly hard hit in the current economic recession. Evidence of the economic downturn in Florida is particularly reflected in recent unemployment statistics and realization of real estate devaluation. According to data from the U.S. Department of Labor, the Florida unemployment rate (seasonally adjusted) at December 2011 was 9.9% which is above the national average of 8.5%. Although the unemployment rate decreased from 12.0% at the end of 2010 and 11.8% at the end of 2009, Florida continues to have one of the highest unemployment rates in the United States, which has adversely affected our market areas as evidenced by layoffs and business closings, as well as wealth reduction due to depressed markets.

     Florida has also experienced a high volume of bankruptcy filings during recent years. According to the most recent data available from the U.S. Federal Courts, Florida had the second highest number of bankruptcy filings in the United States through the first three quarters of 2011. Only California experienced more bankruptcy filings. The majority of the filings in Florida were non-business bankruptcies.

     Based on data from the U.S. Census Bureau, from 2006 through the end of 2010, median household income decreased by 3.1% in Florida. Additionally, real estate property valuations have also been depressed during the recent economic downturn as evidenced by our higher level of problem assets and credit-related costs. According to the Federal Housing Finance Agency, Florida has experienced negative trends in single-family home prices (as indicated by negative housing price indexes) in nearly every quarter since the beginning of 2007 through the end of 2011. High unemployment, high volumes of non-business bankruptcy filings, decreased median household income, and depressed real estate values all affect the value of our loan portfolio and the associated risks. An extended continuation of the recession in Florida would likely exacerbate the adverse effects of these difficult market conditions on our clients, which would likely have a negative impact on our financial results.

     As discussed above, in July 2011, the Boards of Directors of the Banks agreed to approve certain board Bank Resolutions. In October 2011, the Board of Directors of the Company agreed to approve certain FRB Resolutions. The Bank Resolutions and the FRB Resolutions place significant restrictions on our operations, including minimum capital ratios for the Banks, restrictions on the payment of dividends, prohibitions on redeeming shares of stock, and restrictions on making payments that would cause capital to decrease. Please see the section entitled Item 1. Business-About Us-Regulatory Matter for a further discussion of these important restrictions.

     Our principal executive offices are located at 175 Timacuan Boulevard, Lake Mary, Florida 32746. The telephone number at that office is (407) 321-3233.

Results of Operations

     We incurred a consolidated net loss of $2.1 million in 2011 compared to a loss of $9.7 million in 2010 and a loss of $10.8 million in 2009. The primary reason for the improvement in the 2011 net loss versus the 2010 and 2009 net losses was a lower provision for loan losses which was a direct result of improved asset quality. Additionally, the streamlining of management and the divestiture of underperforming branch offices attributed to a decrease in noninterest expenses. Furthermore, the 2011 results included a $755,000 charge to recognize impairments to goodwill and deferred tax assets. Goodwill was written off in the fourth quarter. We have consistently recognized a valuation allowance equal to the value of the net deferred tax asset to reflect the unlikelihood of realizing the benefit of the asset.

     In both 2011 and 2010, Floridian Bank’s results were impacted by the Federal Reserve’s rate reductions in combating a slumping economy as well as the addition of a fourth banking office in November 2009. Orange Bank’s results were also directly impacted by the Federal Reserve’s rate reductions. In December 2010, Orange Bank announced a restructuring plan which included selling one branch and closing two additional branches. We incurred a $1.0 million restructuring charge as a result of the plan. The closing of the branches resulted in a savings in noninterest expense of $1.2 million or 7.6%.

     We recorded no tax benefit of operating losses in 2010 and in 2011 wrote-off the deferred tax assets previously recorded. The tax benefit, however, continues to be available should the company report net profits in future periods.

     Net Interest Income.

     Our profitability is dependent to a large extent on net interest income which is the difference between the interest received on earning assets such as loans and securities and the interest paid on interest-bearing liabilities principally deposits and borrowings. Our principal interest earning assets are loans, investment securities, and federal funds sold. Interest-bearing liabilities primarily consist of certificates of deposit, interest-bearing checking accounts (“NOW accounts”), savings deposits, and money market accounts. Funds attracted by these interest-bearing liabilities, as well as noninterest bearing deposits, are invested in interest-earning assets. Accordingly, net interest income depends upon the volume of average interest-earning assets and average interest-bearing liabilities and the interest rates earned or paid on them.

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

	Average Balances and Interest Rates

(Dollars in Thousands)	Year Ended
	December 31, 2011			December 31, 2010			December 31, 2009
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS
Loans, net(1)(2)	$311,339	$15,629	5.02%	$335,868	$17,509	5.21%	$319,845	$16,920	5.29%
Investment securities	55,292	1,287	2.33	70,417	2,129	3.02	75,532	2,276	3.01
Federal funds sold & excess balance	54,248	130	0.24	32,982	68	0.21	22,947	47	0.20
Deposits at interest with banks	2,520	18	0.71	1,093	15	1.37	1,429	51	3.57
Total earning assets	423,399	17,064	4.03%	440,360	19,721	4.48%	419,753	19,294	4.60%
Cash & due from bank	8,157			8,700			13,324
Allowance for loan losses	(7,822)			(8,670)			(5,358)
Other assets	40,429			35,375			33,256
Total assets	$464,163			$475,765			$460,975

LIABILITIES

Savings, NOW & money market	$162,996	$1,163	0.71%	$176,131	$1,967	1.12%	$188,451	$3,003	1.59%
Time deposits	154,639	2,624	1.70	166,777	3,578	2.15	143,061	3,722	2.60
Total interest bearing deposits	317,635	3,787	1.19	342,908	5,545	1.62	331,512	6,725	2.03
Other borrowings	9,007	231	2.56	6,895	188	2.73	7,283	217	2.98
Total interest bearing liabilities	326,642	4,018	1.23%	349,803	5,733	1.64%	338,795	6,942	2.05%
Noninterest bearing deposits	94,932			75,206			62,849
Other liabilities	2,475			1,963			2,019
Total liabilities	424,049			426,972			403,663

Total shareholders’ equity	40,114			48,793			57,312

Total liabilities and equity	$464,163			$475,765			$460,975

Interest rate spread			2.80%			2.84%			2.55%
Net interest income		$13,046			$13,988			$12,352
Net interest margin			3.08%			3.18%			2.94%

(1)	Average balances include nonaccrual loans, and are net of unearned loan fees of $114, $205, and $279 in 2011, 2010, and 2009, respectively.
(2)	Interest income includes fees on loans of $48, $49, and $57 in 2011, 2010, and 2009, respectively.

     Net interest income decreased 6.7% to $13.0 million in 2011 from $14.0 million in 2010 principally due to lower earning asset volumes as well as lower rates on the respective earning assets, offset partially by increased noninterest bearing deposit balances and lower deposit rates.

     Now that the Federal Reserve effectively established a zero interest rate policy since 2010 and expects to maintain the policy through 2014, going forward there will be less impact on net interest earnings due to interest rate reductions. Since 2009, the Banks have emphasized originating loans with interest rate floors between five and six percent. Further, the Banks aggressively reduced their costs of funds and lengthened deposit maturities at these lower rates. With these initiatives, it is anticipated that net interest earnings will improve in the short term, and should interest rates begin to rise, net interest income should increase modestly.

     The following table sets forth certain information regarding changes in our interest income and interest expense for the year ended December 31, 2011, as compared to the year ended December 31, 2010, and during the year ended December 31, 2010 as compared to the year ended December 31, 2009. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to changes in interest rate and changes in the volume. Changes in both volume and rate have been allocated based on the proportionate absolute changes in each category.

			Rate Volume Analysis

(Dollars In Thousands)	2011 Changes From 2010			2010 Changes From 2009
	Total Change	Due To Average		Total Change	Due To Average
		Volume	Rate		Volume	Rate
Interest Earning Assets
Loans, net	$(1,880)	$(1,279)	$(601)	$589	$848	$(259)
Investment securities	(842)	(457)	(385)	(147)	(154)	7
Federal funds sold & excess balance	62	44	18	21	21	—
Other	3	19	(16)	(36)	(12)	(24)
Total	(2,657)	(1,673)	(984)	427	703	(276)
Interest Bearing Liabilities
Savings, NOW, money market accounts	(804)	(147)	(657)	(1,035)	(196)	(839)
Time deposits	(954)	(260)	(694)	(145)	617	(762)
Other borrowings	43	57	(14)	(29)	(12)	(17
Total	(1,715)	(350)	(1,365)	(1,209)	409	(1,618)

Changes In Net Interest Income	$(942)	$(1,323)	$381	$1,636	$294	$1,342

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

     Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, as a practical expedient, at the loan’s observable market price or the fair value of the collateral as indicated by an appraisal report, if the loan is collateral dependent. A loan is impaired when it is probable the creditor will be unable to collect all contractual principal and interest payments due in accordance with the terms of the loan agreement. Our policy for recognizing income on impaired loans is to accrue interest unless a loan is placed on nonaccrual status. Cash collections on impaired loans are credited to the loan receivable balance and no interest income is recognized on those loans unless the principal balance is current.

     There are no residential mortgage loan concentrations in the loan portfolio. The majority of the charge-offs and impaired loans were experienced in the commercial real estate loan portfolio which represents 78% of gross loans. These type loans are all within our general market areas and are made on terms typically at 80% loan to value. These real estate collateral dependent loans require an updated appraisal at least annually using a Board of Directors approved appraisal firm. In the event of a collateral shortfall following an appraisal update, the borrower is contacted to provide additional collateral or reduce the outstanding loan balance. Subsequent to these actions, if there is concern that the loan may not be collectable as originally documented, a loan impairment evaluation is performed and specific reserves are provided to offset any shortfalls in collectability. At December 31, 2011, loans 30+ days past due in the commercial real estate portfolio totaled $7.2 million or 3.0% of total commercial real estate loans and 2.3% of total loans.

          As a direct result of these factors and analyses the allowance for loan loss decreased $1.4 million in 2011 over 2010 and $1.0 million in 2010 versus 2009 resulting in an allowance of 2.11% and 2.52% of total loans at December 31, 2011 and December 31, 2010, respectively.

          Noninterest Income.

          Following is a schedule of noninterest income for the years ended December 31, 2011, 2010, and 2009:

	Year ended December 31,
(Dollars in thousands)	2011	2010	2009

Service charges and fees on deposit accounts	$645	$445	$422
Cash surrender value – bank owned life insurance	330	408	479
Loan fee income	48	49	57
Other	230	292	121
Gain (loss) on sale of securities & other assets	(139)	17	206
Totals	$1,114	$1,211	$1,285

          Noninterest income decreased $97 thousand, or 8.0%, in 2011 versus 2010. A loss on the sale of other assets of $139 thousand was recognized in 2011 compared to a gain from sales of securities of $17 thousand in 2010. Fee income increased due to increased demand deposit fees as a result of increased deposit balances in noninterest bearing deposit accounts. The cash surrender value on bank owned life insurance declined as investment returns on the cash surrender value were down from 2010.

          Growth in future loan and deposit fees will depend on our ability to originate new loans and garner new deposit accounts. We expect increased government regulation will increase our costs and those costs may be passed through to our customers through new and/or increased fees.

          On January 6, 2011, we announced FBC Mortgage, LLC (“FBC”) had purchased our 49% equity interest in Floridian Financial Mortgage, LLC on December 31, 2010 for approximately $122 thousand. In 2011, FBC and the Banks entered into a marketing arrangement where FBC pays each Bank a monthly fee for marketing services. Both the investment and fees from the marketing arrangement in 2010 and 2011, respectively, were included in other noninterest income.

          Noninterest Expense.

          Following is a schedule of noninterest expense for years ended December 31, 2011, 2010, and 2009:

	Year ended December 31,
(Dollars in thousands)	2011	2010	2009

Salaries and employee benefits	$6,351	$6,833	$7,498
Occupancy and equipment expense	2,621	3,368	3,173
Data processing	1,177	1,003	889
Professional fee	990	770	744
Other real estate expense	764	794	631
FDIC insurance	603	787	951
Credit and collections expenses	252	259	412
Telephone and communications	247	248	251
Core deposit intangible amortization	192	192	192
Goodwill impairment	500	—	—
Restructuring charge and operating loss	—	450	570
Other	453	614	620
Totals	$14,150	$15,318	$15,931

          Total noninterest expense decreased $1.2 million or 7.8% from $15.3 million in 2010 to $14.1 million in 2011. In 2010, we recognized a $1.0 million restructuring charge related to two planned branch closings and one pending branch sale. In addition, a settlement related to customer fraud was reached and $570 thousand was recovered. The closings and sale enabled us to reduce salary and occupancy expenses by 11.8% to $9.0 million in 2011 from $10.2 million in 2010. Salary expense has decreased the last three years by approximately 8% and we would expect salary expense to again decrease in 2012 with the resignation of Orange Bank’s president in June 2011 and the Company’s CEO in September 2011. The majority of other expenses remained fairly stable. FDIC insurance decreased to $603 thousand from $787 thousand due to the discontinuance of TAGP and the implementation of Dodd-Frank.

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

          Income Taxes.

          We file consolidated tax returns. We have incurred operating losses since our inception in 2006 and have accumulated a net tax benefit over the past three years. We have recorded a valuation allowance to fully offset the deferred tax assets associated with the net operating loss carry forwards generated by our net losses. We recognized no income tax benefits for the years ended December 31, 2011 and 2010. See Note 10 of our Notes to Consolidated Financial Statements for further information on income taxes.

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

          Gap analysis and EVE are static measures that do not incorporate assumptions regarding future business or economic trends. Gap analysis, while a helpful diagnostic tool at a specified date, displays cash flows for only a single rate environment. EVE’s long-term horizon helps identify changes in optionality and longer-term positions. However, EVE’s liquidation perspective does not translate into the earnings-based measures that are the focus of managing and valuing a going concern. Net interest income simulations explicitly measure the exposure to earnings from changes in market rates of interest. Our current financial position is combined with assumptions regarding future business to calculate net interest income under various hypothetical rate scenarios. The Banks’ ALCO reviews earnings simulations over the ensuing 36 months under various interest rate scenarios. Reviewing these various measures provides us with a reasonably comprehensive view of our interest rate risk profile.

          The following static gap analysis compares the difference between the amount of interest earning assets (IEA) and interest bearing liabilities (IBL) subject to re-pricing over periods of time without any regard to such balances being renewed or rolled over. A ratio of more than one indicates a higher level of re-pricing assets over re-pricing liabilities for the time period. Conversely, a ratio of less than one indicates a higher level of re-pricing liabilities over re-pricing assets for the time period.

	Gap Analysis
(Dollars in Thousands)	Within 3 Months	4 To 6 Months	7 To 12 Months	Total 1 Year

Interest Earning Assets (IEA)

Loans	$165,917	$9,019	$14,455	$189,391
Investment securities	6,755	2,343	2,604	11,702
Federal funds sold	3,550	—	—	3,550
Other	22,823	—	—	22,823
Total	199,045	11,362	17,059	227,466

Interest Bearing Liabilities (IBL)

Savings, NOW, money market	149,945	—	—	149,945
Certificates of deposit	29,930	26,570	63,472	119,972
Other borrowings	12,255	—	1,700	13,955
Total	192,130	26,570	65,172	283,872

Period Gap	$6,915	$(15,208)	$(48,113)	$(56,406)
Cumulative Gap	$6,915	$(8,293)	$(56,406)

Cumulative Gap / Total Assets	1.54%	(1.84)%	(12.55)%
IEA / IBL (Cumulative)	104%	96%	80%

Financial Condition

          Lending Activity.

          The loan portfolio consists principally of loans to individuals and small- and medium-sized businesses within our primary market area of Central Florida. The table below shows our loan portfolio composition for the years ended December 31, 2011, 2010, 2009, 2008, and 2007.

Loan Portfolio Composition

	December 31,
(Dollars in Thousands)	2011	2010	2009	2008	2007
Commercial	$44,833	$45,202	$48,565	$50,962	$17,086
Commercial real estate	241,648	240,151	253,177	212,328	31,087
Residential mortgage	8,542	12,580	14,368	9,157	1,531
Consumer and home equity	16,745	19,837	20,893	16,586	3,155
Total loans	311,768	317,770	337,003	289,033	52,859
Less: Allowance for loan losses	6,566	8,010	9,038	6,051	725
Less: Net deferred fees	114	205	279	242	46
Loans, Net	$305,088	$309,555	$327,686	$282,740	$52,088

          Total loans at December 31, 2011 decreased by $6.0 million, or 1.9%, to $311.8 million compared to December 31, 2010 as we charged off loans and realized loan payoffs and pay-downs in excess of new loan originations. We originated $29.1 million in new loans while experiencing $27.3 million in loan pay-downs and payoffs and the transfer of $7.8 million to OREO.

          The Banks’ primary lending concentration is in their respective immediate market areas. As a general policy they do not make out of market loans.

          CRE loans made up the largest portion of our loans as of December 31, 2011 at 77.5%, compared to 75.6% at December 31, 2010. The majority of CRE loans are concentrated in rental properties, representing 47.2% of the portfolio.

          Following is a summary of the maturity distribution of certain loan categories based on remaining scheduled repayments of principal as of December 31, 2011:

Loan Maturities and Sensitivities to Changes in Interest Rates*

	Maturity and/or Re-pricing Period
(Dollars in Thousands)	Within 1 Year	1 – 5 Years	Over 5 Years	Total
Commercial	$37,266	$7,559	$—	$44,825
Commercial real estate	133,775	85,036	14,848	233,659
Residential mortgages	2,531	4,456	1,554	8,541
Consumer and home equity	15,819	622	—	16,441
Total	$189,391	$97,673	$16,402	$303,466

Fixed/variable pricing of loans with maturities due after one year
Loans at fixed interest rates		$77,086	$11,748
Loans at floating or adjustable interest rates		20,587	4,654
Total		$97,673	$16,402

* Excludes nonaccrual loans, deferred fees, overdrafts and purchase accounting adjustments.

          Nonperforming Assets.

          Nonperforming assets decreased $7.4 million, or 35.4%, from year-end 2010. We had $971 thousand of nonperforming restructured loans at December 31, 2011 compared to $1.4 million in the prior year end. Nonperforming loans decreased $8.7 million primarily due to a transfer of $7.8 million to OREO. OREO increased, however, by only $1.3 million due to the sale of several properties in 2011.

          Nonperforming assets include nonaccrual loans, loans 90 days or greater delinquent, nonperforming restructured loans, other real estate owned, and repossessed personal property. Nonaccrual loans represent loans on which interest accruals have been discontinued. Nonperforming restructured loans are loans in which the borrower has been granted a concession on the interest rate or the original repayment terms due to financial distress and the borrower has not made six consecutive payments in accordance with the modified repayment terms. Other real estate owned is comprised principally of real estate properties obtained in partial or total loan satisfactions and is included in other assets at the lower of its cost or estimated fair value less selling costs.

          We discontinue interest accruals when principal or interest is due and has remained unpaid for 90 to 180 days depending on the loan type, unless the loan is both well secured and in the process of collection. When a loan is placed on nonaccrual status, all unpaid interest and fees are reversed. Nonaccrual loans may not be restored to accrual status until all delinquent principal and interest have been paid.

          We classify loans consistent with federal banking regulations using a nine category grading system. The following table presents information regarding potential problem loans, consisting of loans graded special mention, substandard, doubtful, and loss, but still performing:

(Dollars in Thousands)	Number of Loans	Loan Balance	Percent of Total Loans
Commercial	3	205	0.1%
Commercial real estate
Construction and land	11	4,776	1.5
Non-owner occupied	6	8,391	2.7
Owner occupied	12	13,246	4.3
Residential mortgages	—	—	—
Home equity	2	71	NM
Consumer	—	—	—
Total	34	26,689	8.6%

          Nonperforming loans are closely monitored on an ongoing basis as part of our loan review and work-out process. The potential risk of loss on these loans is evaluated by comparing the loan balance to the fair value of any underlying collateral or the present value of projected future cash flows. Losses are recognized where appropriate.

	Nonperforming Assets at December 31,
(Dollars in Thousands)	2011	2010	2009	2008	2007
Nonaccrual	$6,964	$15,602	$3,105	$5,999	$—
Nonperforming restructured loans	971	1,423	6,476	—	—
Past Due 90 or more days and still accruing	471	63	—	—	—
Total nonperforming loans	8,406	17,088	9,581	5,999	—

Other real estate owned	5,129	3,864	3,023	712	—
Repossessed personal property	—	—	125	—	—
Total nonperforming assets	$13,535	$20,952	$12,729	$6,711	$—

Nonperforming loans as a percentage of total loans	2.7%	5.3%	2.8%	2.1%	—%
Nonperforming assets as a percentage of total assets	3.0%	4.5%	2.7%	1.7%	—%

          In the year ended December 31, 2011, interest income not recognized on nonperforming loans (but would have been recognized if the loans were current) was approximately $453 thousand. Interest income recognized on nonperforming loans totaled $10 thousand in 2011. Nonperforming loans as a percentage of total loans decreased to 2.7% for the year ended December 31, 2011 from 5.3% for the year ended December 31, 2010. The decrease was primarily due to a 55.4% or $8.6 million decrease in nonaccrual loans. The decrease in nonaccrual loans resulted from $7.8 million in loans transferred to OREO and $800 thousand in pay downs.

          As of December 31, 2011 the Company had $5.1 million in OREO, a 32.7% or $1.3 million increase from December 31, 2010. The increase resulted from the Company taking back collateral in lieu of or as part of foreclosure. During the year the Company sold approximately 38% of its OREO, resulting in a net loss recognized for the year of $123 thousand. At December 31, 2011 the Company had total nonperforming assets of $13.5 million, a $7.4 million or 35.4% decrease from December 31, 2010. Nonperforming assets as a percentage of total assets decreased to 3.0% at December 31, 2011 from 4.5% at December 31, 2010. As of December 31, 2011, the Company believes all loans have been classified appropriately and potential problems identified.

          Allowance and Provision for Loan Losses.

          The allowance for loan losses represents management’s estimate of probable loan losses inherent in the loan portfolio at a specific point in time. This estimate includes losses associated with specifically identified loans as well as estimated probable credit losses inherent in the remainder of the loan portfolio. Additions are made to the allowance through periodic provisions charged to income. Reductions to the allowance occur as loans are charged off. During 2011, we had net charge-offs of approximately $3.3 million representing 2.5% of year-to-date average loans. Further, as disclosed in Note 4 of the Consolidated Financial Statements, management added approximately $1.9 million to the allowance for loan losses through the loan loss provision bringing the total allowance to approximately $6.6 million or 2.1% of total loans outstanding at December 31, 2011. Management evaluates the adequacy of the allowance at least quarterly, and in doing so relies on various factors including, but not limited to, assessment of potential loss, delinquency and nonaccrual trends, portfolio growth, underlying collateral coverage and current economic conditions. This evaluation is subjective and requires material estimates that may change over time.

          There are no residential mortgage loan concentrations in the loan portfolio. The majority of the charge-offs and impaired loans were in the commercial real estate loan portfolio which represents 78% of gross loans. Commercial real estate type loans are all within our general market areas and are made on terms typically at 80% loan to value. Commercial real estate collateral dependent loans require an updated appraisal at least annually using a Board of Directors approved appraisal firm. In the event of a collateral shortfall following an appraisal update, the borrower is contacted to provide additional collateral or reduce the outstanding loan balance. Subsequent to these actions, if there is concern that the loan may not be collectable as originally documented, an impairment evaluation is performed and specific reserves are provided to offset any shortfalls in collectability. At December 31, 2011, loans 30 to 89 days past due in the commercial real estate portfolio totaled $399 thousand or 0.1% of total loans.

          The components of the allowance for loan losses represent estimates based upon generally accepted accounting principles regarding accounting for contingencies and accounting by creditors for impairment of a loan. We apply this guidance to commercial loans that are considered impaired.

          A loan is considered to be impaired when, based upon current information and events, it is probable that the loan will not be repaid according to its contractual terms, including both principal and interest. Management performs individual assessments of impaired loans, which includes TDRs, to determine the existence of loss exposure and, where applicable, the extent of loss exposure based upon the present value of expected future cash flows available to pay the loan, or based upon the estimated realizable collateral where a loan is collateral dependent.

          The following is a summary of information pertaining to impaired loans:

	December 31,
(Dollars in Thousands)	2011	2010
Impaired loans without a valuation allowance	$15,269	$23,929

Impaired loans with a valuation allowance	8,376	10,887
Total impaired loans	$23,645	$34,816

Valuation allowance related to impaired loans	$255	$1,185

          The activity in our loan loss allowance was as follows:

	Year Ended December 31,
(Dollars in Thousands)	2011	2010	2009	2008	2007
Balance at beginning of period	$8,010	$9,038	$6,051	$725	$480
Additions due to acquisitions	—	—	—	1,515	—

Loan charge-offs:
Commercial	320	1,152	1,394	57	—
Commercial real estate	2,656	7,663	3,624	—	—
Residential mortgage	391	2,100	—	—	—
Consumer and home equity	242	289	566	—	—
Total Charge-offs	3,609	11,204	5,584	57	—
Recoveries:
Commercial	107	118	48	—	—
Commercial real estate	172	404	—	—	—
Residential mortgage	—	67	—	—	—
Consumer and home equity	4	4	—	—	—
Total recoveries	283	593	48	—	—
Net charge-offs	3,326	10,611	5,536	57	—

Provision for loan losses	1,882	9,583	8,523	3,868	245

Balance at end of period	$6,566	$8,010	$9,038	$6,051	$725

Allowance / Total Loans	2.11%	2.52%	2.68%	2.10%	1.37%
Net Charge-Offs / Average Loans	1.07%	3.13%	1.73%	0.03	—
Allowance/Nonperforming Loans	78.1%	46.9%	94.3%	100.9	—

          The following table reflects the allowance allocation per loan category and percent of loans in each category to total loans for the periods indicated:

(Dollars in Thousands)

	2011		2010		2009		2008

Commercial	$743	14.4%	$1,281	14.2%	$1,824	14.4%	$683	11.3%

Commercial real estate	5,151	77.5%	5,475	75.6%	5,614	75.1%	4,577	75.6%

Residential mortgage	135	2.7%	460	4.0%	244	4.3%	366	6.1%

Consumer and home equity	303	5.4%	729	6.2%	865	6.2%	207	3.4%

Unallocated	234	—	65	—	491	—	218	3.6%

Total	$6,566	100%	$8,010	100.0%	$9,038	100.0%	$6,051	100.0%

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

          As of December 31, 2011, securities totaling $73.1 million and $1.0 million were classified as available for sale and held to maturity, respectively. During 2011, securities available for sale increased by approximately $30.5 million and securities held to maturity declined by $9.1 million from December 31, 2010. In 2011, we decreased our cash and cash equivalents by $29.0 million, due to the Federal Open Market Committee’s extremely accommodative position regarding monetary policy.

The following table sets forth the carrying amount of our investments portfolio:

	December 31,
(Dollars in Thousands)	2011	2010	2009
Carrying value of investment in:
U.S. government and federal agencies:
Held to maturity at amortized cost	$1,002	$10,082	$12,259
Available for sale at fair value	13,690	29,224	81,707
States & political subdivisions – available for sale	1,795	1,658	—
U.S. Agency REMIC	39,038	11,776	—
Residential mortgage-backed securities – available for sale	18,613	—	—
Total	$74,138	$52,740	$93,966

          The following table sets forth the carrying amount of debt securities by contractual maturity at December 31, 2011:

(Dollars in Thousands)	Within 1 year	After 1 year through 5 years	After 5 years Through 10 years	Over 10 years	Total

Available for Sale, at fair value
U.S. Government and federal agencies	$—	$3,090	$5,194	$5,406	$13,690
States & political subdivisions	—	752	1,043	—	1,795
U.S. Agency REMIC	—	—	4,917	34,121	39,038
Residential mortgage-backed	—	—	12,138	6,475	18,613
Total	$—	$3,842	$23,292	$46,002	$73,136

Securities Held to Maturity, at cost
U.S. Government and federal agencies	$—	$—	$—	$1,002	$1,002
Total	$—	$—	$—	$1,002	$1,002

          Securities of a single issuer which had book values in excess of 10% of our shareholders’ equity at December 31, 2011 included mortgage-backed securities issued by the Federal National Mortgage Association (“FNMA”), Government National Mortgage Association (“GNMA”), Federal Home Loan Mortgage Corporation (“FHLMC”), Federal Home Loan Bank (“FHLB”), and Federal Farm Credit Banks (“FFCB”).

          The mortgage-backed securities issued by FNMA had an aggregate book value of and market value of $34.8 million and $34.9 million, respectively, the mortgage-backed securities issued by GNMA had an aggregate book value of and market value of $14.1 million and $14.4 million, respectively, the mortgage-backed securities issued by FHLMC had an aggregate book value of and market of $17.8 million and $17.6 million, respectively, the FHLB bonds had an aggregate book and market value of $5.4 million, and the Alabama bonds had an aggregate book value and market value of $ 1.7 million and $ 1.8 million, respectively, at December 31, 2011.

          Deposits and Other Borrowings.

          Our primary source of funds is deposits. Those deposits are provided by businesses, municipalities, and individuals located within the markets served by our Banks.

          Total deposits decreased $18.5 million to $393.7 million at December 31, 2011, compared to December 31, 2010. In 2011, our demand deposit accounts grew $5.5 million or 7.0% as we garnered new deposit accounts and existing depositors increased balances. NOW accounts and money market accounts decreased $31.7 million, or 17.5% due to nominal interest rates paid on these accounts. Liquidity from our investment portfolio coupled with declining loan balances reduced our need to retain and attract customers seeking high yielding deposits. In the last six months of 2011, we opted not to retain or pursue deposit customers solely interested in higher yielding time deposits. As a result, our time deposits excluding brokered deposits declined $15.6 million, or 11.6%.

          Other borrowings, made up of customer retail repurchase agreements (“repurchase agreements”) and loan payable, increased by $7.2 million at December 31, 2011 compared to December 31, 2010 due to a $5.5 million increase in repurchase agreements and the purchase of the Clermont branch.

          The distribution by type of our average deposit accounts for December 31, 2011, 2010, and 2009 was as follows:

	December 31,
	2011		2010		2009
(Dollars in Thousands)	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
Noninterest bearing accounts	$94,932	—	$75,206	—	$62,849	—

Interest bearing accounts
Savings, NOW, and money market accounts	162,996	0.71%	176,131	1.12%	188,451	1.59%
Time deposits	154,639	1.70%	166,777	2.15%	143,061	2.60%
Total interest bearing deposits	317,635	1.19%	342,908	1.62%	331,512	2.03%
Average total deposits	$412,567	0.96%	$418,114	1.35%	$394,361	1.70%

Brokered deposits included in total deposits	$42,335		$41,796		$36,257
Brokered deposits as a percentage of total deposits	10.3%		10.0%		8.9%

          As of December 31, 2011, certificates of deposit of $100,000 or more mature as follows:

(Dollars in Thousands)	Amount	Weighted Average Rate
Up to 3 months	$9,563	1.64%
3 to 6 months	13,078	1.97%
6 to 12 months	27,876	1.55%
Over 12 months	22,265	1.78%
	$72,782	1.56%

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

          Operating Activities.

          Cash flows from continuing operating activities primarily include net income (loss), adjusted for items in net income that did not impact cash. Net cash provided by continuing operating activities decreased by $2.8 million to $896 thousand for the year ended December 31, 2011, from $3.7 million provided by continuing operating activities for the year ended December 31, 2010. The decrease was primarily due to net accretion of securities decreasing from $107 thousand for the year ended December 31, 2010 to a negative $1.9 million for the year ended December 31, 2011.

          Investing Activities.

          Cash used in continuing investing activities reflects the impact of loans and investments acquired for our interest-earning asset portfolios, as well as cash flows from asset sales. For the year ended December 31, 2011, we had net cash flows used by continuing investing activities of $18.5 million, compared to $45.4 million provided by investing activities for the year ended December 31, 2010. The change in cash flows from continuing investing activities was primarily due to the purchase and call of securities.

          Financing Activities.

          Cash flows from continuing financing activities include transactions and events whereby cash is obtained from depositors, creditors or investors. For the year ended December 31, 2011, we had net cash flows used in continuing financing activities of $11.4 million, compared to net cash provided of $4.5 million for the year ended December 31, 2010. The change in cash flows from continuing financing activities was due to a net decrease in deposits of $18.5 million compared to a net increase in deposits of $5.5 million for the year ended December 31, 2010. The purchase of our Clermont branch in January 2011 and an increase in customer repurchase agreements resulted in a $7.2 million net increase in borrowings compared to a net decrease of $1.0 million for the year ended December 31, 2010.

Capital Resources

          The assessment of capital adequacy depends on a number of factors such as asset quality, liquidity, earnings performance, changing competitive conditions and economic forces. We seek to maintain a strong capital base to provide stability to current operations and to promote public confidence. As of December 31, 2011, the Banks exceeded the requirements contained in the applicable regulations, policies and directives pertaining to capital adequacy to be classified as “well capitalized” and are unaware of any material violation or alleged violation of these regulations, policies or directives; however, the poor loan portfolio performance and the related impact on earnings have deteriorated our capital position. Our intent is to strengthen our capital position, and both management and the Board of Directors have had exploratory discussions to determine the availability and cost of additional capital. As of December 31, 2011, Orange Bank’s Tier 1 leverage and total capital to risk weighted assets ratio did not meet the ratio to be met by March 19, 2012 as required by the Bank Resolutions. Based on these discussions and the need to comply with the Bank Resolutions, the Company will likely need to pursue another capital offering within the next 12 months.

          Key to our efforts to maintain existing capital adequacy is the need for the Banks to become profitable by focusing on increasing core earnings and decreasing the levels of adversely classified and nonperforming assets. Management is continuing to pursue a number of strategic alternatives to improve the core earnings of the Banks and to reduce the level of classified assets such as consolidating the Banks’ charter and redefining our credit organization. Current market conditions for banking institutions, the overall uncertainty in financial markets and the Banks’ high level of nonperforming assets are impediments to the success of these strategies. If current adverse market factors continue for a prolonged period of time, new adverse market factors emerge, and/or the Banks are unable to successfully execute plans in a sufficient and timely manner, it could have a material adverse effect on the Banks’ business, results of operations and financial position, as well as result in further supervisory actions from our regulators.

          We offer a stock purchase plan to our employees and directors to purchase shares of our common stock at fair market value. In 2011, employees purchased 911 shares valued at $5.50 per share, which were issued in March 2012. In 2010, employees purchased 1,319 shares valued at $10.00 per share, which were issued in March 2011.

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

          As described in Note 16 to our consolidated financial statements, we have adopted certain board resolutions in consultation with our regulators. Pursuant to these resolutions, we have agreed to preserve capital by agreeing to place restrictions on our ability to declare and pay dividends, issue debt, repurchase shares of stock, or make other distributions. See Note 16 for further discussion.

Off-Balance Sheet Arrangements

          We do not currently engage in the use of derivative instruments to hedge interest rate risks. However, we are a party to financial instruments with off-balance sheet risks in the normal course of business to meet the financing needs of our customers.

          At December 31, 2011, we had approximately $59.0 million in commitments to extend credit and $3.0 million in standby letters of credit. Commitments to extend credit are agreements to lend to a customer so long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Standby letters of credit are conditional commitments issued by us to guarantee the performance of a customer to a third party. We use the same credit policies in establishing commitments and issuing letters of credit as we do for on-balance sheet instruments.

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

          The periods subject to examination for the Company’s federal returns are the tax years subsequent to 2009. The periods subject to examination for the Company’s significant state return, which is Florida, are the tax years subsequent to 2008. The Company believes that its income tax filing positions and deductions will be sustained upon examination and does not anticipate any adjustments that will result in a material change in its financial statements. As a result, no reserve for uncertain income tax positions has been recorded.

          The Company’s policy for recording interest and penalties related to uncertain tax positions is to record such items as part of its provision for federal and state income taxes.

          Recent Accounting Pronouncements.

          The Financial Accounting Standards Board, the SEC, and other regulatory bodies have enacted new accounting pronouncements and standards that either has impacted our results in prior years presented, or will likely impact our results in 2012. Please refer to Note 1 in the Notes to our Consolidated Financial Statements.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
Floridian Financial Group, Inc

We have audited the accompanying consolidated balance sheets of Floridian Financial Group, Inc. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Floridian Financial Group, Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ McGladrey & Pullen, LLP
Jacksonville, Florida
March 28, 2012

Member of the RSM International network of independent accounting, tax and consulting firms.

Floridian Financial Group, Inc. and Subsidiaries

Consolidated Balance Sheets
December 31, 2011 and 2010
(Dollars in thousands, except for per share amounts)

Assets	2011	2010
Cash and due from banks	$8,930	$9,399
Federal funds sold	3,550	2,975
Interest bearing deposits	20,367	49,498
Total cash and cash equivalents	32,847	61,872
Securities available for sale	73,136	42,658
Securities held to maturity (Fair value of $1,013 and $10,281 at December 31, 2011 and 2010, respectively)	1,002	10,082
Other investments	100	100
Loans, net of allowance for loan losses of $6,566 and $8,010 at December 31, 2011 and 2010, respectively	305,088	309,555
Property and equipment, net	14,670	14,283
Intangible assets	1,201	1,893
Deferred income taxes	—	187
Other real estate owned	5,129	3,864
Other assets	16,386	17,137
Total assets	$449,559	$461,631
Liabilities and shareholders’ equity
Liabilities
Deposits:
Noninterest-bearing demand	$83,909	$78,385
Savings, NOW and money market	149,945	181,657
Time deposits under $100	87,090	90,749
Time deposits of $100 or more	72,782	61,396
Total deposits	393,726	412,187
Other borrowings	13,955	6,762
Other liabilities	2,101	2,579
Total liabilities	409,782	421,528

Shareholders’ equity
Preferred stock, $5 par value, 1,000,000 shares authorized; none outstanding	—	—
Common stock, $5 par value, 100,000,000 shares authorized; 6,179,240 and 6,199,849 shares issued and outstanding in 2011 and 2010, respectively	30,896	30,999
Additional paid-in capital	38,397	38,148
Retained deficit	(29,966)	(27,839)
Accumulated other comprehensive income (loss)	450	(1,205)
Total shareholders’ equity	39,777	40,103
Total liabilities and shareholders’ equity	$449,559	$461,631

See Notes to Consolidated Financial Statements

Floridian Financial Group, Inc. and Subsidiaries

Consolidated Statements of Operations
Years Ended December 31, 2011 and 2010
(Dollars in thousands, except for per share amounts)

	2011	2010

Interest income:
Interest and fees on loans	$15,629	$17,509
Interest on securities	1,287	2,129
Interest on federal funds sold	130	68
Other interest	18	15
Total interest income	17,064	19,721
Interest expense:
Interest on deposits	3,787	5,545
Other interest	231	188
Total interest expense	4,018	5,733

Net interest income	13,046	13,988

Provision for loan losses	1,882	9,583
Net interest income after provision for loan losses	11,164	4,405

Noninterest income:
Other noninterest income	1,114	1,194
Gain on sale of securities	—	17
Total noninterest income	1,114	1,211

Noninterest expense:
Salaries and employee benefits	6,351	6,833
Occupancy and equipment expense	2,621	3,368
Data processing	1,177	1,003
Professional fees	990	770
Other real estate expense	764	794
FDIC insurance	603	787
Credit and collections expenses	252	259
Telephone and communications	247	248
Core deposit intangible amortization	192	192
Goodwill impairment	500	—
Restructuring charge and operating loss	—	450
Other	453	614
Total noninterest expense	14,150	15,318

Loss before income taxes	(1,872)	(9,702)

Income tax expense	255	—
Net loss	$(2,127)	$(9,702)

Basic net loss per share	$(0.34)	$(1.56)
Diluted net loss per share	$(0.34)	$(1.56)

See Notes to Consolidated Financial Statements.

Floridian Financial Group, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity
Years Ended December 31, 2011 and 2010
(Dollars in thousands, except for per share amounts)

	Common Stock Par Value	Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at December 31, 2009	$30,969	$37,793	$(18,133)	$(146)	$50,483
Comprehensive income (loss):
Net loss	—	—	(9,702)	—	(9,702)
Change in unrealized gain on securities available for sale, net of income tax	—	—	—	(1,076)
Less reclassification adjustment for gains included in net income, net of taxes of $0				17
Net unrealized loss				(1,059)	(1,059)
Total comprehensive income					(10,761)
Sale of 3,965 shares of common stock to employee benefit plan, 4,727 shares for employee stock purchase plan	44	46	—	—	90
Issuance of 2,300 shares of common stock in lieu of director fees	12	17	—	—	30
Share-based compensation	—	316	—	—	315
Stock share adjustment	4	—	(4)	—	—
Retirement of 6,000 shares of common stock	(30)	(24)	—	—	(54)
Balance at December 31, 2010	$30,999	$38,148	$(27,839)	$(1,205)	$40,103

Comprehensive income (loss):
Net loss	—	—	(2,127)	—	(2,127)
Change in unrealized loss on securities available for sale, net of income tax	—	—	—	1,655
Net unrealized gain/(loss)				1,655	1,655
Total comprehensive income/(loss)					(472)
Retirement of 6,314 shares of common stock from employee benefit plan and sale of 1,425 shares for employee stock purchase plan	(24)	5	—	—	(19)
Issuance of 3,280 shares of common stock issued in lieu of director fees	16	14	—	—	30
Share-based compensation	—	239	—	—	239
Retirement of 19,000 shares of common stock	(95)	(9)	—	—	(104)
Balance at December 31, 2011	$30,896	$38,397	$(29,966)	$450	$39,777

See Notes to Consolidated Financial Statements.

Floridian Financial Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows
Years Ended December 31, 2011 and 2010
(Dollars in thousands)

	2011	2010
Cash Flows From Operating Activities
Net loss	$(2,127)	$(9,702)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for loan losses	1,882	9,583
Impairment of other real estate owned, net	843	436
Depreciation expense	976	1,072
Amortization expense	192	192
Goodwill impairment	500	—
Net accretion of securities	(1,903)	107
Share-based compensation and director fees	269	345
Realized gain on sales of available-for-sale securities, net	—	(17)
Net gain on the sale of other real estate owned	123	—
Net gain (loss) on the disposal of premises and equipment	(7)	9
Increase in cash surrender value	(331)	(408)
Decrease in deferred tax asset	187	—
Decrease in accrued interest receivable	142	395
Decrease in accrued interest payable	(27)	(90)
Other, net	177	1,739
Net cash provided by operating activities	896	3,661
Cash Flows From Investing Activities
Purchase of securities available for sale	(50,475)	(99,811)
Payments, maturities and calls of securities available for sale	23,635	137,906
Payments, maturities and calls of securities held to maturity	9,000	2,000
Net decrease (increase) in loans	(4,849)	3,645
Purchases of property and equipment, net	(2,544)	(114)
Net increase in other investments	—	(180)
Proceeds from the sale of Floridian Financial Mortgage	—	122
Proceeds from sale of premises	966	—
Proceeds from sale of furniture and fixtures	215	—
Proceeds from sale of other real estate owned	5,522	1,822
Net cash provided by (used in) investing activities	(18,530)	45,390
Cash Flows From Financing Activities
Net increase (decrease) in deposits	(18,461)	5,535
Net increase (decrease) in borrowings	7,193	(1,043)
Proceeds from sale of stock	38	90
Retirement of shares	(161)	(54)
Net cash provided by (used in) financing activities	(11,391)	4,528
Net increase (decrease) in cash and cash equivalents	(29,025)	53,579
Cash and cash equivalents
Beginning of year	61,872	8,293
Ending of year	$32,847	$61,872

Supplemental Disclosures of Cash Flow Information and noncash transactions
Interest paid	$4,045	$5,619

Income taxes paid	$—	$—
Loans transferred to other real estate owned	$7,753	$3,099

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

Commercial Loans: All corporate and business purpose loans and lines of credit that are not real estate related are classified as commercial loans. These loans are generally secured by business assets including accounts receivable, inventory, and equipment and may incorporate a personal guarantee. Terms on commercial loans are generally for five years or less with most lines of credit written on an on-demand-basis. The majority of commercial loans have a floating interest rate tied to a published index. As of December 31, 2011, commercial loans represented 14% of the portfolio.

Commercial Real Estate Loans (“CRE”): CRE represents business purpose loans that are real estate related and secured by real estate. CRE loans are reviewed primarily as cash flow loans and secondarily as loans secured by real estate. CRE loans typically involve higher loan principal amounts and the repayment is generally largely dependent on the successful operations of the real property securing the loan or the business conducted on the property securing the loan. CRE loans may be adversely affected by conditions in the real estate markets or in the general economy than other loan types. As of December 31, 2011, 78% of the loan portfolio was concentrated in CRE loans.

Residential Real Estate Loans (“RRE”): RRE represents all consumer purpose loans collateralized by one to four family dwellings. RRE loans generally have terms of less than five years and are written on a fixed rate basis. As of December 31, 2011, 3% of the portfolio was classified as RRE.

Consumer Loans: All non-business purpose loans are considered consumer loans. Consumer loans consist of home equity lines of credit, automobile loans, overdraft loans, loans secured by deposits and securities, and unsecured personal loans. Home Equity represents all consumer open end lines of credit secured by one to four family lines of credit. Consumer loans represent any consumer purpose loans or lines of credit not secured by real estate. As of December 31, 2011, consumer loans represented 5% of the portfolio.

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

Troubled Debt Restructuring: The Company considers a loan to be a Troubled Debt Restructurings (“TDR”) when the debtor experiences financial difficulties and a concession is provided that will not collect all principal or interest in accordance with the original terms of the loan agreement. Concessions can relate to the contractual interest rate, maturity date, or payment structure of the note. As part of our workout plan, we at times restructure loan terms to assist borrowers facing challenges in the current economic environment. Loans classified as TDR’s include loans on nonaccrual, loans moving to nonaccrual, and loans on an accruing status. The Company evaluates each individual borrower’s financial condition and prospects for repayment under the modified terms prior to restructuring. The evaluation includes, but is not limited to, the borrower’s capacity and willingness to pay, past payment history, and any secondary sources of payment.

Floridian Financial Group, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except for per share amounts)

Note 1. Nature of Business and Summary of Significant Accounting Policies (Continued)

As of December 31, 2011, 10 loans totaling $17.5 million were classified as TDRs with $971 thousand classified as nonperforming. As of December 31, 2010, 14 loans totaling $21.8 million were classified as TDRs with $1.4 million classified as nonperforming.

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

Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s original effective interest rate or, as a practical expedient, at the loan’s observable market price or the fair value of the collateral, as indicated in an appraisal report, net of selling costs, if the loan is collateral dependent. A loan is impaired when it is probable the creditor will be unable to collect all contractual principal and interest payments due in accordance with the terms of the loan agreement. On at least a quarterly basis the Company reviews impaired loans for any changes in the borrower’s ability to repay the loan. Based on this review the Company may consider making modifications to the original loan agreement

Allowance for loan losses: The allowance for loan losses is established through a provision for loan losses charged against operations. The allowance includes an unallocated component. The unallocated reserve represents the uncertainty in inherent factors that cannot be practically assigned to individual loan categories including the local economy and the uncertainty related to historical loss rates applied against loan risk-ratings. The Company believes the unallocated amount is warranted. All commercial loans risk rated substandard or doubtful are reviewed on a quarterly basis to determine if a specific reserve needs to be allocated.

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

As a policy, the Banks reverse accrued interest on loans placed on nonaccrual. If the accrued interest being reversed was recorded in a previous calendar year and the amount is material, the accrued interest associated with the previous calendar year is charged off.

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

Intangible assets: The Company’s intangible assets are the value of ongoing customer relationships (core deposit intangibles) arising from the purchase of certain assets and the assumption of certain liabilities from unrelated entities. Core deposit intangibles are amortized on a straight line basis over a 10 year period. Any impairment in the intangibles would be recorded against income in the period of impairment. No impairment of core deposit intangibles was recognized for the years ended December 31, 2011 and 2010. Goodwill was considered impaired in 2011 and written off in full at December 31, 2011. No impairment of goodwill was recognized in 2010. See Note 6 for additional details.

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

The periods subject to examination for the Company’s federal returns are the tax years subsequent to 2009. The periods subject to examination for the Company’s significant state return, which is Florida, are the tax years subsequent to 2008. The Company believes that its income tax filing positions and deductions will be sustained upon examination and does not anticipate any adjustments that will result in a material change in its financial statements. As a result, no reserve for uncertain income tax positions has been recorded.

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

Adoption of New Accounting Standards

In April 2011, the FASB amended existing guidance for assisting a creditor in determining whether a restructuring is a troubled debt restructuring. The amendments clarify the guidance for a creditor’s evaluation of whether it has granted a concession and whether a debtor is experiencing financial difficulties. With regard to determining whether a concession has been granted, the ASU clarifies that creditors are precluded from using the effective interest method to determine whether a concession has been granted. In the absence of using the effective interest method, a creditor must now focus on other considerations such as the value of the underlying collateral, evaluation of other collateral or guarantees, the debtor’s ability to access other funds at market rates, interest rate increases and whether the restructuring results in a delay in payment that is insignificant. The guidance is effective for interim and annual period beginning on or after June 15, 2011. The Company reviewed all restructurings for 2011 and determined none were troubled debt.

In May 2011, the FASB issued an amendment to achieve common fair value measurement and disclosure requirements between U.S. and International accounting principles. Overall, the guidance is consistent with existing U.S. accounting principles; however, there are some amendments that change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The guidance is effective for interim and annual period beginning on or after December 15, 2011. The Company is currently evaluating the impact of this amendment on the consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income: Presentation of Comprehensive Income”. The ASU amends existing guidance and eliminated the option to present the components of other comprehensive income as part of the statement of changes in shareholders equity. The amendment requires that comprehensive income be presented in either a single continuous statement or in two separate consecutive statements. The guidance is effective for interim and annual period beginning on or after December 15, 2011. The Company is current assessing the impact on its financial statements.

In December 2011, the FASB issued ASU No. 2011-12, “Comprehensive Income (Topic220): Deferral of the Effective Date for the Amendments to the Presentation of Reclassifications of the Items Out of Accumulated Other Comprehensive Income in ASU No. 2011-05”. This guidance delays the effective date of the disclosures for only those changes in ASU No. 2011-05 that relate to the presentation of reclassification adjustments to allow the FASB time to reconsider whether to require presentation of such adjustments on the face of the financial statements to show the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income. ASU 2011-12 allows entities to continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before ASU No. 2011-05. All other requirements in ASU No. 2011-05 are not affected by ASU No. 2011-12. ASU No. 2011-12 is effective for annual and interim periods beginning on or after December 15, 2011and is not expected to have a significant impact on our financial statements.

Reclassifications: Certain amounts in the 2010 financial statements have been reclassified for comparative purposes to conform with the presentation in the 2011 financial statements. The results of these classifications had no effect on net operations or shareholders’ equity.

Note 2. Cash and Due From Banks

The Banks are required to maintain vault cash and reserve balances with the Federal Reserve Bank based upon a percentage of deposits. These requirements were $2.5 million and $1.6 million at December 31, 2011 and 2010, respectively.

Floridian Financial Group, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except for per share amounts)

Note 3. Securities

The amortized cost and estimated fair value of securities with gross unrealized gains and losses follows:

	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available for Sale
Debt Securities:
U.S. Government and federal agencies	$13,385	$305	$—	$13,690
States & political subdivisions	1,701	94	—	1,795
U.S. Agency REMIC	38,917	338	217	39,038
Residential mortgage-backed	18,683	18	88	18,613
Total securities available for sale	$72,686	$755	$305	$73,136

Securities Held to Maturity
Debt securities:
U.S. Government and federal agencies	$1,002	$11	$—	$1,013
Total securities held to maturity	$1,002	$11	$—	$1,013

	December 31, 2010
Securities Available for Sale
Debt Securities:
U.S. Government and federal agencies	$30,133	$24	$933	$29,224
States & political subdivisions	1,706	—	48	1,658
U.S. Agency REMIC	12,024	1	249	11,776
Residential mortgage-backed	—	—	—	—
Total securities available for sale	$43,863	$25	$1,230	$42,658

Securities Held to Maturity
Debt securities:
U.S. Government and federal agencies	$10,082	$199	$—	$10,281
Total securities held to maturity	$10,082	$199	$—	$10,281

At December 31, 2011 and 2010, U.S. government obligations with a carrying value of $20.6 million and $16.6 million, respectively, were pledged to secure public deposits and for other purposes required or permitted by law. At December 31, 2011 and 2010, the carrying amount of securities pledged to secure repurchase agreements was $12.6 million and $6.7 million, respectively.

The carrying amount of debt securities by contractual maturity at December 31, 2011 follows:

	Within 1 year	After 1 year through 5 years	After 5 years through 10 years	Over 10 years	Total
Available for Sale, at Fair Value
U.S. Government and federal agencies	$—	$3,090	$5,194	$5,406	$13,690
States & political subdivisions	—	752	1,043	—	1,795
U.S. Agency REMIC	—	—	4,917	34,121	39,038
Residential mortgage-backed	—	—	12,138	6,475	18,613
Total	$—	$3,842	$23,292	$46,002	$73,136

Securities Held to Maturity, at cost
U.S. Government and federal agencies	$—	$—	$—	$1,002	$1,002
Total	$—	$—	$—	$1,002	$1,002

For the years ended December 31, 2011 and 2010, proceeds from sales, maturities, and calls of securities available for sale amounted to $23.6 and $137.9 million, respectively. For the years ended December 31, 2011 and 2010, proceeds from maturities and calls of securities being held to maturity amounted to $9.0 million and $2.0 million, respectively. Gross realized gains amounted to $0 and $17 thousand, respectively. There were no gross realized losses for the years ended December 31, 2011 and 2010.

Floridian Financial Group, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except for per share amounts)

Note 3. Securities (Continued)

Information pertaining to securities with gross unrealized losses at December 31, 2011 and 2010 aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	December 31, 2011
	Less Than Twelve Months		Over Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Total Unrealized Losses
Securities Available for Sale
Debt Securities:
U.S. Government and federal agencies	$—	$—	$—	$—	$—
States & political subdivisions	—	—	—	—	—
U.S. Agency REMIC	217	23,460	—	—	217
Residential mortgage-backed	88	14,536	—	—	88
Total securities available for sale	$305	$37,996	$—	$—	$305

Securities Held to Maturity
Debt Securities:
U.S. Government and federal agencies	$—	$—	$—	$—	$—
Total securities held to maturity	$—	$—	$—	$—	$—

	December 31, 2010
	Less Than Twelve Months		Over Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Total Unrealized Losses
Securities Available for Sale
Debt Securities:
U.S. Government and federal agencies	$933	$22,702	$—	$—	$933
States & political subdivisions	48	1,658	—	—	48
U.S. Agency REMIC	249	6,704	—	—	249
Residential mortgage-backed	—	—	—	—	—
Total securities available for sale	$1,230	$31,064	$—	$—	$1,230

Securities Held to Maturity
Debt Securities:
U.S. Government and federal agencies	$—	$—	$—	$—	$—
Total securities held to maturity	$—	$—	$—	$—	$—

As of December 31, 2011, the Company’s security portfolio consisted of 37 securities, 23 of which were in an unrealized loss position for a period less than 12 months. Approximately $57.2 million, or 98% of the debt securities held by the Company were issued by U.S. government-sponsored entities and agencies, primarily Fannie Mae, Freddie Mac, and Ginnie Mae, institutions which the government has affirmed its commitment to support. Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these securities and it is likely it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than temporarily impaired at December 31, 2011.

Floridian Financial Group, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except for per share amounts)

Note 4. Loans and Allowance for Loan Losses

Loans at December 31, 2011 and 2010 were comprised of the following:

	2011	2010

Commercial	$44,833	$45,202
Commercial real estate	241,648	240,151
Residential mortgage	8,542	12,580
Consumer and home equity	16,745	19,837
Total loans	311,768	317,770
Less: Allowance for loan losses	(6,566)	(8,010)
Less: Unearned fees	(114)	(205)
Net loans	$305,088	$309,555

Activity in the allowance for loan losses during 2011 and 2010 is as follows:

	For Years Ending December 31,
(Dollars in Thousands)	2011	2010
Balance at beginning of period	$8,010	$9,038

Loan charge-offs:
Commercial	320	1,152
Commercial real estate	2,656	7,663
Residential mortgage	391	2,100
Consumer and home equity	242	289
Total Charge-offs	3,609	11,204

Recoveries:
Commercial	107	115
Commercial real estate	172	406
Residential mortgage	—	68
Consumer and home equity	4	4
Total recoveries	283	593
Net charge-offs	3,326	10,611

Provision for loan losses
Commercial	(325)	792
Commercial real estate	2,160	6,978
Residential mortgage	66	1,580
Consumer and home equity	(188)	233
Unallocated	169	—
Total provision	1,882	9,583

Balance at end of period	$6,566	$8,010

Allowance / Total Loans	2.11%	2.52%
Net Charge-Offs / Average Loans	1.07%	3.13%
Allowance/Nonperforming Loans	78.11%	46.90%

Non-accruing loans amounted to $7.9 million and $15.7 million, at December 31, 2011 and 2010, respectively. Nonperforming restructured loans totaled $971 thousand at December 31, 2011 and $1.4 million at December 31, 2010. Interest income on nonaccrual loans is recognized on a cash basis when the ultimate collectability is no longer considered doubtful. Cash collected on nonaccrual loans is applied against the principal balance or recognized as interest income based upon management’s expectations as to the ultimate collectability of principal and interest in full. If interest on non-accruing loans had been recognized on a fully accruing basis, interest income recorded would have been $453 thousand and $287 thousand higher for the years ended December 31, 2011 and 2010, respectively. As of December 31, 2011, there was one loan totaling $471 thousand which was past due 90 days or more and still accruing interest income. This loan had matured due to the borrowers not supplying the Bank updated financial information. The loan is well collateralized and has sufficient cash flow to cover monthly loan payments. The loan was subsequently renewed.

Floridian Financial Group, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except for per share amounts)

Note 4. Loans and Allowance for Loan Losses

The following presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of December 31, 2011 and 2010:

December 31, 2011	Commercial	Commercial Real Estate	Residential Real Estate	Home Equity	Consumer	Unallocated	Total
Ending allowance for loan losses:
Individually evaluated for impairment	$—	$255	$—	$—	$—	$—	$255
Collectively evaluated for impairment	743	4,896	135	246	57	234	6,311
Total ending allowance balance	$743	$5,151	$135	$246	$57	$234	$6,566

Loans:
Individually evaluated for impairment	$—	$23,622	$—	$23	$—	$—	$23,645
Collectively evaluated for impairment	44,833	218,026	8,542	14,210	2,512	—	288,123
Total ending loan balance	$44,833	$241,648	$8,542	$14,233	$2,512	$—	$311,768

December 31, 2010	Commercial	Commercial Real Estate	Residential Real Estate	Home Equity	Consumer	Unallocated	Total
Ending allowance for loan losses:
Individually evaluated for impairment	$308	$877	$—	$—	$—	$—	$1,185
Collectively evaluated for impairment	973	4,598	460	708	21	65	6,825
Total ending allowance balance	$1,281	$5,475	$460	$708	$21	$65	$8,010

Loans:
Individually evaluated for impairment	$588	$31,619	$1,424	$—	$—	$—	$33,631
Collectively evaluated for impairment	44,614	208,532	11,156	17,078	2,759	—	284,139
Total ending loan balance	$45,202	$240,151	$12,580	$17,078	$2,759	$—	$317,770

Floridian Financial Group, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except for per share amounts)

Note 4. Loans and Allowance for Loan Losses (Continued)

The following table presents information related to impaired loans by class of loans as of and for the year ended December 31, 2011:

(Dollars in Thousands)	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial	$—	$—	$—	$239	$—
Commercial real estate
Construction and land	9,825	4,776	—	9,640	40
Non-owner occupied	10,026	8,391	—	9,956	199
Owner occupied	3,295	2,079	—	3,265	61
Residential	—	—	—	—	—
Home equity	59	23	—	23	—
Consumer	—	—	—	—	—
Total	23,205	15,269	—	23,123	300

With an allowance recorded:
Commercial	—	—	—	—	—
Commercial real estate
Construction and land	—	—	—	—	—
Non-owner occupied	2,177	1,500	10	2,177	158
Owner occupied	6,876	6,876	245	6,860	49
Residential	—	—	—	—	—
Home equity	—	—	—	—	—
Consumer	—	—	—	—	—
Total	9,053	8,376	255	9,037	207

Total	$32,258	$23,645	$255	$32,160	$507

The recorded investment in loans includes accrued interest receivable and loan origination fees, net. For purposes of this disclosure, the unpaid principal balance is not reduced for net charge-offs.

Floridian Financial Group, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except for per share amounts)

Note 4. Loans and Allowance for Loan Losses (Continued)

The following presents loans individually evaluated for impairment by class of loans as of December 31, 2010:

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With no related allowance recorded:
Commercial	$335	$335	$—
Commercial real estate
Construction and land	6,962	6,962	—
Non-owner occupied	9,946	9,946	—
Owner occupied	5,262	5,262	—
Residential	1,424	1,424	—
Home equity	—	—	—
Consumer	—	—	—
Total	23,929	23,929	—

With an allowance recorded:
Commercial	561	253	308
Commercial real estate
Construction and land	109	86	23
Non-owner occupied	—	—	—
Owner occupied	10,217	9,363	854
Residential	—	—	—
Home equity	—	—	—
Consumer	—	—	—
Total	10,887	9,702	1,185

Total	34,816	$33,631	$1,185

The following is a summary of information pertaining to impaired and nonaccrual loans:

	Years Ended December 31,
	2011	2010
Average investment in impaired loans	$32,160	$34,837
Interest income recognized on impaired loans	$507	$867
Interest income recognized on a cash basis on impaired loans	$—	$—

No additional funds are committed to be advanced in connection with impaired loans.

Impaired loans include TDRs of $17.5 million and $21.8 million at December 31, 2011 and 2010, respectively. There were two nonperforming TDRs at December 31, 2011 with an outstanding balance of $971 thousand. As of December 31, 2010, there was one nonperforming TDR with an outstanding balance of $1.4 million.

As of December 31, 2011 the Banks had allocated $236 thousand of specific reserves to customers whose loan terms had been modified in TDRs. The Banks have not committed to lend any additional amounts to customers with loans classified as TDRs. During the year ended December 31, 2011, no loans were modified as TDRs. The Banks, additionally, had no loans in which the interest rate was lowered prior to maturity to competitively retain the loan.

The terms of certain other loans were modified during the year ending December 31, 2011 that did not meet the definition of a troubled debt restructuring. The modification of these loans involved either a modification of the terms of a loan to borrowers who were not experiencing financial difficulty or a delay in a payment that was considered to be insignificant. In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is based on the Bank’s internal underwriting policies.

Floridian Financial Group, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except for per share amounts)

Note 4. Loans and Allowance for Loan Losses (Continued)

The following presents the recorded investment in nonaccrual loans and loans past due over 90 days past due and still accruing by class of loans as of December 31, 2011 and 2010:

	Nonaccrual		Loans Past Due Over 90 Days Still Accruing
	2011	2010	2011	2010
Commercial	$—	$529	$—	$—
CRE
Construction	4,777	4,871	—	—
Non-owner occupied	2,245	4,141	471	63
Owner occupied	842	2,171	—	—
Residential	—	3,901	—	—
Home Equity	71	52	—	—
Consumer	—	—	—	—
Totals	$7,935	$15,665	$471	$63

Nonaccruing loans amounted to $7.9 million and $15.7 million at December 31, 2011 and 2010, respectively. Interest income on nonaccrual loans is recognized on a cash basis when the ultimate collectability is no longer considered doubtful. Cash collected on nonaccrual loans is applied against the principal balance or recognized as interest income based upon management’s expectations as to the ultimate collectability of principal and interest in full. If interest on nonaccruing loans had been recognized on a fully-accruing basis, interest income recorded would have been $453 thousand and $287 thousand higher for the periods ending December 31, 2011 and 2010, respectively. As of December 31, 2011, there was one loan past due 90 days or more and still accruing interest income. The loan had matured and the Bank was waiting for financial information prior to renewal. The loan is well secured and had adequate cash flow to support monthly payments. The loan was subsequently renewed.

Floridian Financial Group, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except for per share amounts)

Note 4. Loans and Allowance for Loan Losses (Continued)

The following presents the aging of the recorded investment in past due loans as of December 31, 2011 by class of loans:

	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Loans Not Past Due
Commercial	$1,500	$—	$—	$1,500	$43,333
Commercial real estate
Construction and land	—	—	3,283	3,283	39,156
Non-owner occupied	399	—	2,716	3,115	96,185
Owner occupied	—	—	842	842	99,067
Residential	—	501	—	501	8,041
Home equity	—	—	71	71	14,162
Consumer	4	3	—	7	2,505
Total	$1,903	$504	$6,912	$9,319	$302,449

The following presents the aging of the recorded investment in past due loans as of December 31, 2010 by class of loans:

	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Loans Not Past Due
Commercial	$181	$193	$150	$524	$44,678
Commercial real estate
Construction and land	272	—	1,141	1,413	56,090
Non-owner occupied	469	328	4,010	4,807	62,190
Owner occupied	2,560	—	1,642	4,202	111,449
Residential	—	—	—	—	12,580
Home equity	—	—	52	52	17,026
Consumer	13	—	—	13	2,746
Total	$3,495	$521	$6,995	$11,011	$306,759

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

As of December 31, 2011, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

	Pass	Special Mention	Substandard	Doubtful	Loss	Not Rated
Commercial	$44,628	$—	$205	$—	$—	$—
Commercial real estate
Construction and land	37,663	—	4,776	—
Non-owner occupied	90,909	—	8,391	—	—	—
Owner occupied	86,663	5,115	8,131	—	—	—
Residential	8,542	—	—	—	—	—
Home equity	14,162	—	71	—	—	—
Consumer	2,512	—	—	—	—	—
Total	$285,079	$5,115	$21,574	$—	$—	$—

As of December 31, 2010, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

	Pass	Special Mention	Substandard	Doubtful	Loss	Not Rated
Commercial	$44,257	$—	$448	$497	$—	$—
Commercial real estate
Construction and land	44,342	5,000	8,018	143
Non-owner occupied	52,635	6,744	7,618	—	—	—
Owner occupied	101,495	—	11,845	2,311	—	—
Residential	11,157	—	1,423	—	—	—
Home equity	17,078	—	—	—	—	—
Consumer	2,749	10	—	—	—	—
Total	$273,713	$11,754	$29,352	$2,951	$—	$—

Floridian Financial Group, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except for per share amounts)

Note 4. Loans and Allowance for Loan Losses (Continued)

The Company considers the performance of the loan portfolio and its impact on the allowance for loan losses. For residential and consumer loan classes, the Company also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following presents the recorded investment in residential and consumer loans based on payment activity as of December 31, 2011:

	Residential	Home Equity	Consumer
Performing	$8,542	$14,162	$2,512
Nonperforming	—	71	—
Total	$8,542	$14,233	$2,512

The following presents the recorded investment in residential and consumer loans based on payment activity as of December 31, 2010:

	Residential	Home Equity	Consumer
Performing	$12,580	$17,026	$2,759
Nonperforming	—	52	—
Total	$12,580	$17,078	$2,759

Note 5. Property and Equipment

The components of property and equipment, and the aggregate related accumulated depreciation and amortization at December 31, 2011 and 2010 are as follows:

	2011	2010
Land and land improvements	$4,098	$3,726
Buildings	10,157	9,074
Leasehold improvements	1,206	1,331
Furniture and equipment	3,396	3,926
Automobiles	83	99
	18,940	18,156
Less accumulated depreciation and amortization	4,270	3,873
	$14,670	$14,283

Depreciation charged to operations during 2011 and 2010 was $976 thousand and $1.1 million, respectively.

Note 6. Intangible Assets

The Company’s intangible assets consisted of the following:

	December 31,
	2011	2010
Core deposit intangibles	$1,921	$1,921
Non-amortizable goodwill	—	500
	1,921	2,421
Less accumulated amortization	720	528
Intangible assets, net	$1,201	$1,893

Floridian Financial Group, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except for per share amounts)

Note 6. Intangible Assets (Continued)

Core deposit intangibles of $1.2 million are being amortized over a 10 year period. Core deposit intangible assets are periodically reviewed for impairment. Any impairment in the core deposit would be recognized against income in the period of impairment.

Amortization of core deposit intangibles was approximately $192 thousand during the years ended December 31, 2011 and 2010. Estimated aggregate amortization expenses for the core deposit intangibles for the next five years and fully amortized are as follows:

Year Ending December 31,
2012	$192
2013	192
2014	192
2015	192
2016	192
Thereafter	241
$1,201

Goodwill is tested annually for impairment using discounted cash flow and other valuation techniques. Additionally, goodwill is evaluated for impairment whenever events or circumstances indicate there may be possible permanent loss of value.

Our annual impairment analysis performed as of September 30, 2011, resulted in the impairment of goodwill of $500,000. The goodwill impairment related to continued losses at Orange Bank.

Note 7. Deposits and Other Borrowings

Maturities of time certificates of deposit scheduled to mature after December 31, 2011 are as follows:

Year Ending December 31,
2012	$120,350
2013	25,188
2014	2,665
2015	11,569
2016	100
Thereafter	—
$159,872

The time deposits under $100 thousand and of $100 thousand or more, as reflected on the consolidated balance sheet, includes approximately $40.4 million and $45.3 million of brokered deposits at December 31, 2011 and 2010, respectively. At December 31, 2011, original maturities of brokered deposits range from one month to 20 months.

Other borrowings are comprised of repurchase agreements and a loan payable at December 31, 2011. Repurchase agreements can be withdrawn by the customer at any time and therefore have no set maturity date.

Note 8. Employee Benefit Plans

During 2006, the Company adopted a 401(k) plan under which all full-time employees may elect to participate. There was no Company contribution to the plan in either 2011 or 2010. During 2011 the Company reacquired 6,314 shares of Company common stock from the plan’s investment portfolio. In 2010, the plan acquired 3,965 shares of Company common stock from the Company for the plan’s investment portfolio.

Floridian Financial Group, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except for per share amounts)

Note 9. Operating Leases

As of December 31, 2011, the Company leased six banking facilities under non-cancelable operating leases, including one branch that was closed effective March 31, 2011. Included in 2010 restructuring charges was $476 thousand, representing the scheduled lease payments, net of estimated sublease income, for the remaining term of the lease on the closed branch. All leases are with unrelated parties.

     Future amounts due under the four leases in the five years after 2011 are as follows:

Year Ending December 31,
2012	702
2013	724
2014	576
2015	235
2016	128
Thereafter	2,343
$4,708

The total charge to 2011 and 2010 operations for all operating leases was $616 thousand and $1.3 million, respectively. The leases for the five banking offices continuing to operate are generally for a ten year term, one ending in 2014, two ending in 2015, one ending in 2016, another is a seven year lease ending in 2014, and one is a thirty year land lease ending in 2036. These leases usually contain five or ten year renewal options.

Note 10. Income Taxes

The components of the provision for income taxes for the years ended December 31, 2011 and 2010 are as follows:

	2011	2010
Current:
Federal	$68	$—
State	—	—
	68	—
Deferred:
Federal	169	—
State	18	—
	187	—
Total Tax Expense	$255	$—

Floridian Financial Group, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except for per share amounts)

Note 10. Income Taxes (Continued)

The provision for income taxes differs from the amounts determined by applying the statutory federal income tax rate to income before income taxes for the following reasons:

	For the Year ended December 31,
	2011 Amount	%	2010 Amount	%
Income tax at statutory rate	$(637)	34.0%	$(3,298)	34.0%

Increase (decrease) in tax expenses resulting from:
Permanent differences	(30)	1.6%	(35)	0.4%
State tax, net of federal benefit	(71)	3.8%	(400)	4.1%
Change in valuation allowance during year	925	-102.4%	4,143	-42.7%
Other	68	-53.0%	(410)	4.2%
Income tax expense	255	-10.0%	$-	0.0%

Net deferred tax assets are included in other assets in the accompanying balance sheets. The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities at December 31, 2011 and 2010 follow:

	2011	2010
Deferred tax assets
Loan loss allowance	$1,275	$1,439
Pre-opening and organizational costs	294	327
Net operating loss carry forward	9,417	8,383
Contribution carryover	34	30
Nonaccrual interest income	296	188
Accrued rent payable	95	-
Compensation costs	63	47
Accrued Registration expenses – merger adjustment	111	111
Other real estate owned impairments	259	63
Unrealized gains (losses) on available for sale securities	-	132
Accrued expenses	16	-
Accrued branch closing costs	601	216
Gross deferred tax assets	12,461	10,936
Valuation allowance	(11,371)	(10,070)
Net deferred tax assets	$1,090	$866

Deferred tax liabilities
Property and equipment	$(11)	$(61)
Deferred loan fees	(62)	-
Unrealized losses on available for sale securities	(491)	-
Unearned compensation – merger adjustment	(61)	(61)
Core deposit intangible – merger adjustment	(452)	(524)
Loan portfolio markup – merger adjustment	(13)	(33)
Deferred tax liabilities	(1,090)	(679)

Net deferred tax assets	$-	$187

At December 31, 2011 and 2010, the consolidated company has a net operating loss carryover of approximately $24.4 and $22.4 million, respectively, for income tax purposes which will expire in 2028, 2029, 2030 and 2031 if not utilized earlier.

Floridian Financial Group, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except for per share amounts)

Note 11. Related Party Accounts

The Banks periodically make loans to principal shareholders and to directors and/or companies in which they hold a 10% or more beneficial ownership. Any such loans are made in the normal course of business at prevailing interest rates and terms. Annual activity consisted of the following:

	For the Year Ended December 31,
	2011	2010

Beginning balance	$17,251	$15,779
New loans	1,872	2,891
Less: Repayments	11,179	1,419
Ending balance	$7,944	$17,251

On January 4, 2011, Orange Bank purchased the land, building, and furniture and fixtures associated with the Clermont Branch location from First Team Clermont OB, LLC, a Florida limited liability company (“First Team”) controlled by W. Warner Peacock. Mr. Peacock was a director at the time of the purchase, but resigned in June 2011. First Team holds a note on the land, building, and furniture and fixtures of $1.7 million. The note requires monthly interest payments at 6.5% per annum and a principal reduction of $850 thousand on January 3, 2012. All outstanding principal and interest is due on January 3, 2013.

Note 12. Commitments and Contingencies

Financial instruments with off-balance-sheet risk: The financial statements do not reflect various commitments and contingent liabilities that arise in the normal course of business to meet the financing needs of customers. These include commitments to extend credit and honor stand-by letters of credit. These instruments involve, to varying degrees, elements of credit, interest rate and liquidity risks in excess of amounts reflected in the balance sheets. The extent of the Banks’ involvement in these commitments or contingent liabilities is expressed by the contractual, or notional, amounts of the instruments. Commitments to extend credit, which amount to $57.2 million and $59.0 million at December 31, 2011 and 2010, respectively, represent agreements to lend to customers with fixed expiration dates or other termination clauses.

Since many commitments are expected to expire without being funded, committed amounts do not necessarily represent future liquidity requirements. The amount of collateral obtained, if any, is based on management’s credit evaluation in the same manner as though an immediate credit extension were to be granted.

Stand-by letters of credit are conditional commitments issued by the Banks guaranteeing the performance of a customer to a third party. The decision whether to guarantee such performance and the extent of collateral requirements are made considering the same factors as are considered in credit extension. Stand-by letters of credit totaling $3.2 million and $3.0 million are outstanding as of December 31 2011 and 2010, respectively.

Lines of credit: At December 31, 2011 and 2010, the Banks have federal funds lines of credit of $30.3 and $26.1 million, respectively, available from its correspondent banks. The highest single day borrowing under these lines was $500 thousand during the year ended December 31, 2011.

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

Floridian Financial Group, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except for per share amounts)

Note 13. Earnings Per Share

The following table sets forth the computation of basic earnings per share:

	For the Year Ended December 31,
	2011	2010

Numerator: Net Loss	$2,127	$9,702

Denominator for Basic Earnings Per Share Weighted-Average Shares	6,195	6,201

Basic Loss Per Share	$0.34	$1.56

As of December 31, 2011 and 2010, all of the existing stock options were considered anti-dilutive. Therefore, diluted earnings per share is not calculated.

Note 14. Share-Based Compensation

The boards of directors and shareholders have approved stock option plans permitting the granting of options to acquire up to 1,548,461 shares of the Company’s common stock to employees, directors and consultants. At December 31, 2011 there were 660,264 options outstanding and 888,197 options yet to be granted.

The fair value of options granted during 2011 and 2010 have been estimated on the date of grant, using the Black-Scholes option pricing model, under the following assumptions:

	2011	2010
Risk-free interest rate	2.43%	2.71%
Expected life in years	7.00	7.00
Expected dividend yield	—	—
Expected stock volatility	10.00%	10.00%
Average grant-date fair value of options issued during the year – per option	$1.26	$2.34

The Company granted 27,500 options in 2011 and 161,500 options in 2010. Share-based compensation included in the consolidated Statements of Operations is $239 thousand and $315 thousand in 2011 and 2010, respectively.

The company estimates the expected life of options by calculating the average of the vesting period and the contractual life. The risk-free rate for periods within the contractual life of the option is based on the yield of the seven year U.S. Treasury Note in effect at the time of the grant. The dividends rate assumption of zero is based on management’s intention not to pay dividends for the foreseeable future. Since there is no active market for the Company’s stock, expected volatility was estimated based on the historical volatility experience of de novo banks in Central Florida as the Company was still a de novo for part of the year.

Options granted vest ratably over five years. The exercise price of these options is the deemed fair value of the underlying stock on the date of grant. Any options not exercised expire ten years after their date of grant.

Floridian Financial Group, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except for per share amounts)

Note 14. Share-Based Compensation (Continued)

Option activity during 2011 and 2010 is as follows:

	2011		2010
	Number	Avg. Price	Number	Avg. Price

Options outstanding beginning of year	811,362	$11.08	712,627	$10.38
Forfeited	(178,598)	11.03	(62,765)	10.59
Exercised	—	—	—	—
Granted	27,500	6.50	161,500	12.50
Options outstanding end of year	660,264	10.90	811,362	11.08

Exercisable at end of year	481,309	$7.53	512,098	$10.57

Information pertaining to options outstanding at December 31, 2011 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$6.50 - $11.00	387,264	5.1 years	$9.77	319,309	$10.02
$11.01 - $12.50	273,000	7.3 years	12.50	162,000	12.50

Outstanding at end of year	660,264	6.0 years	$10.90	481,309	$10.86

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested options, December 31, 2010	299,264	$2.67
Granted	27,500	1.26
Vested	30,789	2.28
Forfeited	(178,598)	2.96
Non-vested options, December 31, 2011	178,955	2.44

The remaining average contractual life for options outstanding and for those exercisable at December 31, 2011 is:

Outstanding	6.0
Exercisable	5.3

At December 31, 2011, there is approximately $297 thousand of unrecognized compensation expense relating to non-vested options at that date. This amount will be recognized in expense ratably as these options vest over a weighted average period of approximately 44 months.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and Banks to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations), to risk-weighted assets (as defined), and Tier I capital (as defined) to average assets (as defined). As of December 31, 2011 and 2010, that the Banks were classified as “well capitalized” under prompt corrective action provisions and meet all capital adequacy requirements to which they are subject.

In addition, as of December 31, 2011, the most recent notification from the FDIC, Floridian Bank met the minimum capital requirements as required under the Bank’s Resolution. Orange Bank received an extension from their regulators to comply with the increased capital ratios required under the Bank’s Resolution until the date the anticipated charter consolidation of the Banks is completed.(1) The Banks must maintain minimum total risk-based and Tier I leverage ratios as set forth in the regulatory agreement discussed below. There are no conditions or events since that notification that management believes have changed the Company’s or Banks’ classification as of December 31, 2011.

	Actual			For Capital Adequacy Purposes		To be Considered Well Capitalized by Prompt Corrective Action
	Amount	Ratio		Amount	Ratio	Amount	Ratio (1)
As of December 31, 2011
Total capital (to risk-weighted assets)
Consolidated	$42,545	12.1%	$	NA	NA	NA	NA
Floridian Bank	$14,991	12.5%		$9,560	8%	$11,950	10%
Orange Bank of Florida	$24,625	10.7%		$18,355	8%	$22,943	10%

Tier 1 capital (to risk-weighted assets)
Consolidated	$38,126	10.9%	$	NA	NA	NA	NA
Floridian Bank	$13,495	11.3%		$4,780	4%	7,170	6%
Orange Bank of Florida	$21,732	9.5%		$9,177	4%	13,766	6%

Tier 1 capital (to average assets)
Consolidated	$38,126	8.1%	$	NA	NA	NA	NA
Floridian Bank	$13,495	9.0%		$6,032	4%	$7,541	5%
Orange Bank of Florida	$21,732	6.9%		$12,607	4%	$16,007	5%

(1) Orange Bank’s Bank Resolution requires the minimums be met by March 2012. On March 21, 2012, the Company withdrew its application with the FDIC and OFR for the merger of its subsidiary Banks. The Company is reviewing its alternatives for increasing the capital of Orange Bank to meet applicable regulatory requirements. On July 21, 2011, the Orange Bank Board resolved that the Bank would maintain a Tier 1 leverage capital ratio of at least 8% and a total risk-based capital ratio of at least 12%. During the pendency of the subsidiary bank merger transaction the Bank had received a waiver from the FDIC and OFR to the requirements to meet such capital requirements. As of December 31, 2011, Orange Bank had a Tier 1 leverage capital ratio of 6.9% and a total risk-based capital ratio of 10.7%.

Floridian Financial Group, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except for per share amounts)

Note 16. Regulatory Capital Matters (Continued)

	Actual			For Capital Adequacy Purposes		To be Considered Well Capitalized by Prompt Corrective Action
	Amount	Ratio		Amount	Ratio	Amount	Ratio
As of December 31, 2010
Total capital (to risk-weighted assets)
Consolidated	$43,736	12.3%	$	NA	NA	NA	NA
Floridian Bank	$13,479	11.7%		$9,189	8%	$11,486	10%
Orange Bank of Florida	$25,337	10.7%		$18,926	8%	$23,657	10%

Tier 1 capital (to risk-weighted assets)
Consolidated	$39,228	11.0%	$	NA	NA	NA	NA
Floridian Bank	$12,033	10.5%		$4,594	4%	6,891	6%
Orange Bank of Florida	$22,345	9.5%		$9,463	4%	14,194	6%

Tier 1 capital (to average assets)
Consolidated	$39,228	8.4%	$	NA	NA	NA	NA
Floridian Bank	$12,033	8.0%		$6,057	4%	$7,570	5%
Orange Bank of Florida	$22,345	7.3%		$12,321	4%	$15,404	5%

The payment of dividends by a Florida chartered bank is subject to various restrictions set forth in the Florida Financial Institutions Code. Such restrictions generally limit dividends to an amount not exceeding net income for the current and two preceding years, less any dividends paid during that period. Accordingly, management does not expect the payment of dividends at any time in the near future. Since the Company is dependent upon the Bank’s ability to pay dividends, the Company is, in effect, similarly restricted as to its ability to pay dividends.

Regulatory Agreements

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

Floridian Financial Group, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except for per share amounts)

Note 16. Regulatory Capital Matters (Continued)

For Orange Bank, these obligations include, among other things, (i) establishing a committee to ensure compliance with the Bank Resolutions; (ii) seeking approval from the FDIC and OFR prior to appointing new directors and executive officers; (iii) enhancing the board of director’s participation in the affairs of Orange Bank; (iv) developing plans to reduce and improve certain loan relationships with adverse classification; (v) charging off remaining assets classified as “Loss”; (vi) prohibiting extensions of credit to certain high-risk borrowers; (vii) submitting of a new business plan and annual budgets and earnings forecasts; (viii) achieving (no later than March 19, 2012) and maintaining a Tier 1 leverage capital ratio and total risk-based capital ratio of at least 8% and 12%, respectively; (ix) submission of a plan to systematically monitor Orange Bank’s concentration risk; and (x) providing quarterly reports to the FDIC and OFR regarding the steps taken to address the foregoing. Orange Bank must also receive approval from the FDIC and OFR prior to declaring or paying dividends. Orange Bank received an extension to comply with the increased capital ratios until the date the anticipated charter consolidation of the Banks is completed. On March 21, 2012, the Company withdrew its applications with the FDIC and OFR for the merger of its subsidiary Banks. The Company is reviewing its alternatives for increasing the capital of Orange Bank to meet the Bank Resolutions. On July 21, 2011, the Orange Bank Board resolved that the Bank would maintain a Tier 1 leverage capital ratio of at least 8% and a total risk-based capital ratio of at least 12%. During the pendency of the subsidiary bank merger transaction Orange Bank had received a waiver from the FDIC and OFR to the requirements to meet such capital requirements. As of December 31, 2011, Orange Bank’s Tier 1 leverage capital ratio and total risk-based capital ratio were approximately 6.9% and 10.7%, respectively.

The Bank Resolutions adopted by each Bank and the restrictions imposed thereby on each Bank will remain in effect unless modified or terminated by the Bank’s regulators. Since entering into the Bank Resolutions, we have been actively pursuing the corrective actions. We intend to continue to take the actions necessary to comply with the requirements of the Bank Resolutions and implement the submitted plans successfully, although we may be unable to do so. As of December 31, 2011, Floridian Bank’s Tier 1 leverage capital ratio and total risk-based capital ratio were approximately 9.0% and 12.5%, respectively; meeting all regulatory requirements. As of December 31, 2011, Orange Bank’s Tier 1 leverage capital ratio and total risk-based capital ratio were approximately 6.9% and 10.7%, respectively.

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

Note 17. Fair Values of Financial Instruments

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. The price in the principal (or most advantageous) market used to measure the fair value of the asset or liability shall not be adjusted for transaction costs. An orderly transaction is a transaction that assumes exposure to the market for a period prior to the measurement date to allow for marketing activities that are usual and customary for transactions involving such assets and liabilities; it is not a forced transaction. Market participants are buyers and sellers in the principal market that are (i) independent, (ii) knowledgeable, (iii) able to transact and (iv) willing to transact.

Estimating fair value requires the use of valuation techniques that are consistent with the market approach, the income approach and/or the cost approach. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities. The income approach uses valuation techniques to convert expected future amounts, such as cash flows or earnings, to a single present value amount on a discounted basis. The cost approach is based on the amount that currently would be required to replace the service capacity of an asset (replacement cost). Valuation techniques should be consistently applied. Inputs to valuation techniques refer to the assumptions that market participants would use in pricing the asset or liability. Inputs may be observable, meaning those that reflect the assumptions market participants would use in pricing the asset or liability developed based on market data obtained from independent sources, or unobservable, meaning those that reflect the reporting entity’s own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. In that regard, the guidance establishes a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The fair value hierarchy is as follows:

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

Investment Securities: The fair values of investment securities are determined by quoted prices in active markets, when available. If quoted market prices are not available, the fair value is determined by a matrix pricing, which is a mathematical technique, widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities. Other investments includes FHLB stock which is estimated to approximate its historical cost because the stock’s value is determined by the ultimate recoverability of the par value.

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

Impaired Loans. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with the FASB guidance “accounting by creditors for impairment of a loan,” and the fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At December 31, 2011, $5.9 million of the total impaired loans were evaluated based on the fair value of the collateral as determined by independent appraisals. In accordance with accounting literature, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. Collateral values are estimated using Level 3 inputs based on customized discounting criteria.

Other Real Estate Owned. Other real estate owned consists of property acquired through, or in lieu of, loan foreclosures or other proceedings and is initially recorded at fair value less estimated selling costs at the date of foreclosure, which establishes a new cost basis. Subsequent to foreclosure, the properties are held for sale and are carried at lower of cost or the net fair value less disposal costs. Properties are evaluated regularly to ensure the recorded amounts are supported by current fair values, and a charge to operations is recorded as necessary to reduce the carrying amount to fair value less estimated costs to dispose.

Floridian Financial Group, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except for per share amounts)

Note 17. Fair Values of Financial Instruments (Continued)

Accrued interest receivable and accrued interest payable: The fair values of accrued interest receivable and accrued interest payable approximate their carrying amounts.

Deposits: The fair value of demand deposits, including noninterest bearing demand deposits, savings accounts, NOW accounts and money market demand accounts, is equal to their carrying value. Fixed rate term deposits are valued using discounted cash flows. The discount rate used is based on interest rates currently being offered on comparable deposits as to amount and term.

Other borrowings. The carrying amounts of borrowings under repurchase agreements of $12.3 million and a long-term loan of $1.7 million approximate their fair values.

Off-balance-sheet instruments. Loan commitments and letters of credit are negotiated at current market rates and are relatively short-term in nature. Therefore, their estimated fair value approximates the fees charged and is nominal at December 31, 2011 and December 31, 2010.

Financial Instruments Recorded at Fair Value on a Recurring Basis

The following table sets forth the Company’s assets and liabilities which are carried at fair value on a recurring basis as of December 31, 2011 and 2010, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	December 31, 2011
	Quoted Prices in Active Markets For Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total at Fair Value
Securities available for sale
Debt securities:
U.S. Government and federal agencies	$—	$13,690	$—	$13,690
States & political subdivisions	—	1,795	—	1,795
U.S. Agency REMIC		39,038	—	39,038
Residential mortgage-backed	—	18,613	—	18,613
Total securities available for sale	$—	$73,136	$—	$73,136

	December 31, 2010
	Quoted Prices in Active Markets For Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total at Fair Value
Securities available for sale
Debt securities:
U.S. Government and federal agencies	$—	$29,224	$—	$29,224
States & political subdivisions	—	1,658	—	1,658
U.S. Agency REMIC	—	11,776	—	11,776
Residential mortgage-backed	—	—	—	—
Total securities available for sale	$—	$42,658	$—	$42,658

Floridian Financial Group, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except for per share amounts)

Note 17. Fair Values of Financial Instruments (Continued)

Financial Instruments Recorded at Fair Value on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain financial assets and financial liabilities at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. The fair values of assets measured at fair value on a nonrecurring basis are as follows at December 31, 2011 and December 31, 2010:

	December 31, 2011
	Quoted Prices in Active Markets For Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3

Impaired loans	$—	$—	$5,913
Other real estate owned and repossessed property	$—	$—	$5,129

	December 31, 2010
	Quoted Prices in Active Markets For Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3

Impaired loans	$—	$—	$13,355
Other real estate owned and repossessed property	$—	$—	$3,864

Floridian Financial Group, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except for per share amounts)

Note 17. Fair Values of Financial Instruments (Continued)

Following is a summary of the carrying amounts and approximate fair values of the Company’s financial instruments at December 31, 2011 and December 31, 2010. The fair value estimates presented are based on pertinent information available to management as of December 31, 2011 and December 31, 2010. Although management is not aware of any factors that would significantly affect the estimated fair values, they have not been comprehensively revalued for purposes of these financial statements since the statement of financial condition date and therefore, current estimates of fair value may differ significantly from the amounts disclosed.

	December 31, 2011
	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and due from banks	$8,930	$8,930
Federal funds sold and interest bearing deposits	23,917	23,917
Securities held to maturity	1,002	1,013
Available-for-sale securities	73,136	73,136
Other investments	100	100
Loans, net	305,088	307,462
Accrued interest receivable	1,180	1,180

Financial liabilities:
Deposits	393,726	394,940
Other Borrowings	13,955	13,955
Accrued interest payable	87	87

	December 31, 2010
	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and due from banks	$9,399	$9,399
Federal funds sold and interest bearing deposits	52,473	52,473
Securities held to maturity	10,082	10,281
Available-for-sale securities	42,658	42,658
Other investments	100	100
Loans, net	309,555	306,114
Accrued interest receivable	1,322	1,322

Financial liabilities:
Deposits	412,187	413,555
Other borrowings	6,762	6,762
Accrued interest payable	114	114

Floridian Financial Group, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands, except for per share amounts)

Note 18. Floridian Financial Group, Inc. (Parent Company-Only) Financial Information

	2011	2010
Condensed Balance Sheets
Assets
Cash and cash equivalents	$1,445	$720
Securities available for sale	—	1,510
Investment in subsidiaries	36,878	35,206
Other assets	2,195	3,388
Total assets	$40,518	$40,824

Liabilities
Other liabilities	$741	$721

Shareholders’ equity	39,777	40,103
Total liabilities and shareholders’ equity	$40,518	$40,824

Condensed Statements of Operations
Interest income	$14	$141
Noninterest income	3,132	2,976
Expenses:
Other operating expenses	3,540	3,443
Loss before income tax and recognition of net loss of subsidiaries	(394)	(326)
Deferred tax write-off	35	—
Loss before recognition of net loss of subsidiaries	(429)	(326)
Recognition of net loss of subsidiaries	(1,698)	(9,376)
Net loss	$(2,127)	$(9,702)

Condensed Statements of Cash Flows
Operating activities
Net loss	$(2,127)	$(9,702)
Adjustments to reconcile net loss to cash provided by operating activities:
Recognition of net loss of subsidiaries	1,698	9,376
Other accounts – net	3,147	(538)
Net cash provided by (used in) operating activities	2,718	(864)
Investing Activities
Purchase of securities available for sale	—	(2,996)
Maturities and calls of securities available for sale	1,500	10,362
Investment in subsidiaries	(3,370)	(6,225)
Net cash provided by (used in) investing activities	(1,870)	1,141
Financing Activities
Proceeds from issuance of common stock	38	91
Retirement of shares	(161)	(54)
Net increase (decrease) in cash and cash equivalents	725	314

Cash and cash equivalents
Beginning	720	406
Ending	$1,445	$720

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

ITEM 9A. CONTROLS AND PROCEDURES

          Evaluation of Disclosure Controls and Procedures. As of December 31, 2011, the end of the period covered by this Annual Report on Form 10-K, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that as of December 31, 2011, the end of the period covered by this Annual Report on Form 10-K, we maintained effective disclosure controls and procedures.

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

          Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the framework in Internal Control - Integrated Framework, our management has concluded we maintained effective internal control over financial reporting, as such term is defined in Securities Exchange Act of 1934 Rule 13a-15(f), as of December 31, 2011.

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

ITEM 9B. OTHER INFORMATION

          None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

          The information required by Item 10 of Form 10-K with respect to identification of directors and officers is incorporated by reference from the information contained in the sections captioned “Proposal 1 – Nominees for Election as Directors” “Executive Officers,” and “Corporate Governance – Codes of Conduct and Ethics” in our Proxy Statement for the Annual Meeting of Shareholders to be held on April 19, 2012 (the “Proxy Statement”), a copy of which we intend to file with the SEC within 120 days after the end of the year covered by this Annual Report on Form 10-K.

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

The following table provides certain information regarding our equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by securities holders	609,264	$11.06	626,584

Equity compensation plans not approved by securities holders	51,000	8.97	257,962
Total	660,264	$10.90	884,546

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

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at the end of Fiscal Years 2011 and 2010

Consolidated Statements of Operations for Fiscal Years 2011 and 2010

Consolidated Statements of Changes in Shareholders’ Equity for Fiscal Years 2011 and 2010

Consolidated Statements of Cash Flows for Fiscal Years 2011 and 2010

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

10.2

Form of Stock Option Agreement for the Floridian Financial Group, Inc. 2008 Stock Option Plan for Directors – incorporated herein by reference to Exhibit 10.2 of the Registrant’s Registration Statement on Form 10 (filed 2/27/09) (No. 000-53589)

10.3

Form of Stock Option Agreement for the Floridian Financial Group, Inc. 2008 Stock Option Plan for Incentive Stock Options – incorporated herein by reference to Exhibit 10.3 of the Registrant’s Registration Statement on Form 10 (filed 2/27/09) (No. 000-53589)

10.4

Termination Agreement with Charlie W. Brinkley, dated as of August 25, 2011 – incorporated herein by reference to Exhibit 10.4 of the Registrant’s Registration Statement on Form 10 (filed 8/25/11) (No. 000-53589)

10.5	Employment Agreement with Thomas H. Dargan, dated as of April 1, 2009 – incorporated herein by reference to Exhibit 10.9 of the Registrant’s Annual Report on Form 10 (filed 3/25/11) (No. 000-53589)

10.6	Employment Agreement with Charlie W. Brinkley, dated as of May 6, 2011 – incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (filed 5/12/11) (No. 000-53589)

10.7	Employment Agreement with Keith A. Bulko, dated as of April 1, 2009 – incorporated herein by reference to Exhibit 10.10 of the Registrant’s Annual Report on Form 10 (filed 3/25/11) (No. 000-53589)

10.8	Employment Agreement with Jorge F. Sanchez, dated May 4, 2011 – incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (filed 6/30/11) (No. 000-53589)

10.9

Salary Continuation Agreement for Thomas Dargan, dated as of April 1, 2009 – incorporated herein by reference to Exhibit 10.12 of the Registrant’s Annual Report on Form 10K (filed 3/26/10) (No. 000-53589)

10.10

Salary Continuation Agreement for Keith Bulko, dated as of April 1, 2009 – incorporated herein by reference to Exhibit 12.13 of the Registrant’s Annual Report on Form 10K (filed 3/26/10) (No. 000-53589)

10.11

Contract for Sale and Purchase made and entered into as of June 30, 2010 by and between First Team Clermont OB, LLC, and Orange Bank of Florida – incorporated herein by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q (filed 8/13/10) (No. 000-53589)

10.15	Consulting Agreement with John Waters, dated as of March 15, 2011 – incorporated herein by reference to Exhibit 10.15 of the Registrant’s Annual Report on Form 10 (filed 3/25/11) (No. 000-53589)

11.1	Statement re Computation of Per Share Earnings*

21.1	Subsidiaries of the Registrant – incorporated herein by reference to Exhibit 21.1 of the Registrant’s Registration Statement on Form 10 (filed 2/27/09) (No. 000-53589)

23.1	Consent of McGladrey & Pullen LLP, independent registered public accounting firm**

EXHIBIT NO.	DESCRIPTION
31.1	Certification of CEO pursuant to Securities and Exchange Act Section 302 of the Sarbanes-Oxley Act of 2002.**

31.2	Certification of CFO pursuant to Securities and Exchange Act Section 302 of the Sarbanes-Oxley Act of 2002.**

32.1	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*

Information required to be presented in Exhibit 11 is provided in Note 14 to the Consolidated Financial Statements under Part II, Item 8 of this Form 10-K in accordance with the provisions of U.S. generally accepted accounting principles.

**	Filed electronically herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on March 28, 2012, its behalf by the undersigned thereunto duly authorized.

FLORIDIAN FINANCIAL GROUP, INC.

By	/s/ Jorge F. Sanchez
Jorge F. Sanchez
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on March 28, 2012, by the following persons on behalf of the Registrant and in the capacities indicated.

/s/ Thomas H. Dargan, Jr.
Thomas H. Dargan, Jr.
Chief Executive Officer
(Principal Executive Officer)

/s/ Jorge F. Sanchez
Jorge F. Sanchez
Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ Keith A. Bulko, Director	/s/ Thomas H. Dargan, Jr.
Keith A. Bulko, Director	Thomas H. Dargan, Jr., Director

/s/Richard M. Dunn, Director	/s/ Truman E. Gailey, Jr., Director
Richard M. Dunn, Director	Truman E. Gailey, Jr., Director

/s/ Peter B. Heebner, Director	/s/ Jennings L. Hurt III, Director
Peter B. Heebner, Director	Jennings L. Hurt III, Director

/s/ Blaine Staed Lansberry, Director	/s/, Jerome P. McCauley, Director
Blaine Staed Lansberry, Director	Jerome P. McCauley, Director

/s/ John D. Waters, Director
/s/ Truman E. Gailey, Jr., Director

EXHIBIT NO.	DESCRIPTION
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

10.2

Form of Stock Option Agreement for the Floridian Financial Group, Inc. 2008 Stock Option Plan for Directors – incorporated herein by reference to Exhibit 10.2 of the Registrant’s Registration Statement on Form 10 (filed 2/27/09) (No. 000-53589)

10.3

Form of Stock Option Agreement for the Floridian Financial Group, Inc. 2008 Stock Option Plan for Incentive Stock Options – incorporated herein by reference to Exhibit 10.3 of the Registrant’s Registration Statement on Form 10 (filed 2/27/09) (No. 000-53589)

10.4

Termination Agreement with Charlie W. Brinkley, dated as of August 25, 2011 – incorporated herein by reference to Exhibit 10.4 of the Registrant’s Registration Statement on Form 10 (filed 8/25/11) (No. 000-53589)

10.5	Employment Agreement with Thomas H. Dargan, dated as of April 1, 2009 – incorporated herein by reference to Exhibit 10.9 of the Registrant’s Annual Report on Form 10 (filed 3/25/11) (No. 000-53589)

10.6	Employment Agreement with Charlie W. Brinkley, dated as of May 6, 2011 – incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (filed 5/12/11) (No. 000-53589)

10.7	Employment Agreement with Keith A. Bulko, dated as of April 1, 2009 – incorporated herein by reference to Exhibit 10.10 of the Registrant’s Annual Report on Form 10 (filed 3/25/11) (No. 000-53589)

10.8	Employment Agreement with Jorge F. Sanchez, dated May 4, 2011 – incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (filed 6/30/11) (No. 000-53589)

10.9

Salary Continuation Agreement for Thomas Dargan, dated as of April 1, 2009 – incorporated herein by reference to Exhibit 10.12 of the Registrant’s Annual Report on Form 10K (filed 3/26/10) (No. 000-53589)

10.10

Salary Continuation Agreement for Keith Bulko, dated as of April 1, 2009 – incorporated herein by reference to Exhibit 12.13 of the Registrant’s Annual Report on Form 10K (filed 3/26/10) (No. 000-53589)

10.11

Contract for Sale and Purchase made and entered into as of June 30, 2010 by and between First Team Clermont OB, LLC, and Orange Bank of Florida – incorporated herein by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q (filed 8/13/10) (No. 000-53589)

10.15	Consulting Agreement with John Waters, dated as of March 15, 2011 – incorporated herein by reference to Exhibit 10.15 of the Registrant’s Annual Report on Form 10 (filed 3/25/11) (No. 000-53589)

11.1	Statement re Computation of Per Share Earnings*

21.1	Subsidiaries of the Registrant – incorporated herein by reference to Exhibit 21.1 of the Registrant’s Registration Statement on Form 10 (filed 2/27/09) (No. 000-53589)

23.1	Consent of McGladrey & Pullen LLP, independent registered public accounting firm**

31.1	Certification of CEO pursuant to Securities and Exchange Act Section 302 of the Sarbanes-Oxley Act of 2002.**

31.2	Certification of CFO pursuant to Securities and Exchange Act Section 302 of the Sarbanes-Oxley Act of 2002.**

32.1	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*

Information required to be presented in Exhibit 11 is provided in Note 14 to the Consolidated Financial Statements under Part II, Item 8 of this Form 10-K in accordance with the provisions of U.S. generally accepted accounting principles.

**	Filed electronically herewith.