Form 10-Q
period 2012-03-31
FLORIDIAN FINANCIAL GROUP INC
filed 2012-05-15
CIK 1349593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2012

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

          At April 30, 2012, 6,179,622 shares of the Registrant’s Common Stock, $5.00 par value, were outstanding.

FLORIDIAN FINANCIAL GROUP, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED MARCH 31, 2012

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

          Our ability to achieve our financial objectives could be adversely affected by the factors discussed in detail in Part I, Item 2., “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and Part II, Item 1A., “Risk Factors” in this Quarterly Report on Form 10-Q, the following sections of our Annual Report on Form 10-K for the year ended December 31, 2011 (the “Annual Report”): (a) “Introductory Note” in Part I, Item 1. “Business,” (b) “Risk Factors” in Part I, Item 1A. as updated in our subsequent quarterly reports on Form 10-Q; and (c) “Introduction” in Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in Part II, Item 7, as well as:

▪	Our ability to lower our expenses;

▪	the effects of our decision to deregister our common stock currently registered under the Securities Exchange Act of 1934, as amended, and “go dark”;

▪	our need and our ability to incur additional debt or equity financing;

▪	the accuracy of our financial statement estimates and assumptions, including our allowance for loan losses;

▪	our ability to comply with increased capital requirements imposed by our regulators;

▪	the loss of our key personnel;

▪	the effects of our lack of a diversified loan portfolio, including the risk of geographic concentration;

▪	legislative or regulatory changes, including the Dodd-Frank Wall Street Reform and Consumer Protection Act;

▪	the strength of the United States economy in general and the strength of the local economies in which we conduct operations;

▪	the frequency and magnitude of foreclosure of our loans;

▪	our ability to successfully manage liquidity risk;

▪	the effects of the health and soundness of other financial institutions, including the FDIC’s need to increase Deposit Insurance Fund assessments;

▪	our ability to comply with the extensive laws and regulations to which we are subject;

▪	inflation, interest rate, market and monetary fluctuations;

▪	our customers’ willingness and ability to make timely payments on their loans;

▪	increased competition and its effect on pricing, including the effect of the repeal of the prohibition on paying interest on demand deposits, on our net interest margin;

▪	fluctuations in collateral values;

▪	effect of changes in the stock market and other capital markets;

▪	the effects of harsh weather conditions, including hurricanes;

▪	the effects of man-made disasters;

▪	our ability to support our overhead expenses;

▪	changes in the securities and real estate markets;

▪	technological changes;

▪	changes in monetary and fiscal policies of the U.S. Government;

▪	the effects of security breaches and computer viruses that may affect our computer systems;

▪	changes in consumer spending and saving habits;

▪	changes in accounting principles, policies, practices or guidelines;

▪	anti-takeover provisions under Federal and state law as well as our Articles of Incorporation and our bylaws;

▪	other risks described from time to time in our filings with the SEC; and

▪	our ability to manage the risks involved in the foregoing.

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

Floridian Financial Group, Inc., and Subsidiaries

Condensed Consolidated Balance Sheets
March 31, 2012 and December 31, 2011 (Unaudited)
(Dollars in Thousands)

	March 31, 2012	December 31, 2011
Assets
Cash and due from banks	$5,322	$8,930
Federal funds sold	8,150	3,550
Interest bearing deposits	20,164	20,367
Total cash and cash equivalents	33,636	32,847
Securities available for sale	70,888	73,136
Securities held to maturity (Fair value of $1,002 at March 31, 2012 and $1,013 at December 31, 2011)	1,000	1,002
Other investments	100	100
Loans, net of allowance for loan losses of $7,221 and $6,566 at March 31, 2012 and December 31, 2011, respectively	293,679	305,088
Property and equipment, net	14,447	14,670
Bank owned life insurance	11,491	11,411
Intangible assets, net	1,153	1,201
Other real estate owned	3,892	5,129
Other assets	4,815	4,975
Total assets	$435,101	$449,559

Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Noninterest bearing demand	$91,171	$83,909
Savings, NOW and money market	154,867	149,945
Time deposits under $100	69,578	87,090
Time deposits of $100 or more	64,543	72,782
Total deposits	380,159	393,726
Other borrowings	13,105	13,955
Other liabilities	1,716	2,101
Total liabilities	394,980	409,782

Shareholders’ Equity
Preferred stock, $5 par value, 1,000,000 shares authorized; none outstanding	—	—
Common stock, $5 par value, 100,000,000 shares authorized; 6,179,622 and 6,179,240 shares issued and outstanding as of March 31, 2012 and December 31, 2011, respectively	30,898	30,896
Additional paid-in capital	38,444	38,397
Retained deficit	(29,823)	(29,966)
Accumulated other comprehensive income	602	450
Total shareholders’ equity	40,121	39,777
Total liabilities and shareholders’ equity	$435,101	$449,559

See Notes to Unaudited Condensed Consolidated Financial Statements.

Floridian Financial Group, Inc. and Subsidiaries

Consolidated Statement of Operations and Other Comprehensive Income (Unaudited)
For the Periods Ended March 31, 2012 and 2011
(Dollars in Thousands)

	For the three months ended March 31,
	2012	2011
Interest income:
Interest and fees on loans	$3,916	$3,887
Interest on securities	300	360
Interest on federal funds sold	2	21
Other interest	15	4
Total interest income	4,233	4,272

Interest expense:
Interest on deposits	706	1,001
Other interest	30	65
Total interest expense	736	1,066

Net interest income	3,497	3,206

Provision for loan losses	1,130	1,167
Net interest income after provision for loan losses	2,367	2,039

Noninterest income:
Other noninterest income	347	316
Gain on sale of securities	137	—
Gain on sale of other assets	17	—
Total noninterest income	501	316
Noninterest expense:
Salaries and employee benefits	954	1,674
Occupancy and equipment expenses	647	725
FDIC insurance	185	224
Data processing, software and communications	388	375
Other real estate expense	184	40
Professional fees	225	242
Credit and collection expense	15	91
Core deposit intangible amortization	48	48
Other operating expenses	79	121
Total noninterest expense	2,725	3,540

Income (loss) before income taxes	143	(1,185)

Income tax benefit	—	—
Net income (loss)	$143	$(1,185)

Basic and diluted net income (loss) per share	$0.02	$(0.19)
Average basic and diluted shares outstanding	6,179,760	6,202,313

Other comprehensive income:
Net income (loss)	$143	$(1,185)
Change in unrealized holding gains on securities available for sale, net of tax	152	140
Comprehensive income (loss)	$295	$(1,045)

See Notes to Unaudited Condensed Consolidated Financial Statements.

Floridian Financial Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Shareholders’ Equity
For the Three months Ended March 31, 2012 and 2011 (Unaudited)
(Dollars in Thousands)

	Common Stock Par Value	Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at December 31, 2010	$30,995	$38,148	$(27,835)	$(1,205)	$40,103
Net loss	—	—	(1,185)	—	(1,185)
Change in unrealized loss on securities available for sale, net of income tax	—	—	—	140	140
Sale of 1,123 shares of common stock to employee benefit plan and 1,319 shares for employee stock purchase plan	12	11	—	—	23
Issuance of 3,280 shares of common stock in lieu of director fees	17	13	—	—	30
Share-based compensation	—	76	—	—	76
Balance at March 31, 2011	$31,024	$38,248	$(29,020)	$(1,065)	$39,187

Balance at December 31, 2011	$30,896	$38,397	$(29,966)	$450	$39,777
Net income	—	—	143	—	143
Change in unrealized loss on securities available for sale, net of income tax	—	—	—	152	152
Retirement of 529 shares of common stock to employee benefit plan and sale of 911 shares to employee stock purchase plan	2	1	—	—	3
Share-based compensation	—	46	—	—	46
Balance at March 31, 2012	$30,898	$38,444	$(29,823)	$602	$40,121

See Notes to Unaudited Condensed Consolidated Financial Statements.

Floridian Financial Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)
For the Three months Ended March 31, 2012 and 2011
(Dollars in Thousands)

	For the three months ended
	March 31, 2012	March 31, 2011

Cash Flows From Operating Activities
Net income (loss)	$143	$(1,185)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for loan losses	1,130	1,167
Impairment of other real estate owned, net	124	—
Depreciation expense	223	270
Amortization expense	48	48
Net accretion of securities	380	49
Share-based compensation and director fees	46	106
Realized gain on sales of available for sale securities	(137)	—
Realized gain on sales of other assets	(17)	—
Increase in cash surrender value	(80)	(86)
Decrease (increase) in accrued interest receivable	63	(74)
Increase (decrease) in accrued interest payable	(9)	18
Increase (decrease) other	(265)	158
Net cash provided by operating activities	1,649	471
Cash Flows From Investing Activities
Purchases of securities available for sale	(8,236)	—
Sales, maturities and calls on securities available for sale	10,395	2,666
Net decrease in loans	10,176	5,958
Purchases of property and equipment, net	—	(2,485)
Proceeds from sale of other real estate owned	1,219	79
Net cash provided by investing activities	13,554	6,218
Cash Flows From Financing Activities
Net (decrease) in deposits	(13,567)	(10,894)
Net increase (decrease) in borrowings	(850)	1,201
Proceeds from sale of stock	3	23
Net cash provided by financing activities	(14,414)	(9,670)
Net increase in cash and cash equivalents
Cash and cash equivalents	789	(2,981)
Beginning of period	32,847	61,872
End of period	$33,636	$58,891

Supplemental Disclosures of Cash Flow Information and noncash transactions

	For the three months ended
	March 31, 2012	March 31, 2011

Interest paid	$745	$3,868
Income taxes paid	$—	$—

Loans transferred to other real estate owned	$93	$4,502

See Notes to Unaudited Condensed Consolidated Financial Statements.

Floridian Financial Group, Inc. and Subsidiaries

Note 1.	Nature of Business and Summary of Significant Accounting Policies

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

Basis of Financial Statement Presentation: The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its Banks. Significant intercompany accounts and transactions have been eliminated in consolidation. The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America and general practices within the financial services industry. The accompanying interim period adjustments, which are necessary for a fair presentation of the consolidated financial statements, have been included. The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results which may be expected for the year as a whole or any interim period. The interim period consolidated financial statements and financial information included in this quarterly report Form 10-Q should be read in conjunction with the notes to the consolidated financial statements included in the Company’s annual report on Form 10-K.

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

A summary of the Company’s significant accounting policies follows:

Comprehensive income (loss): Comprehensive income or loss is comprised of the net income or loss from the consolidated statement of operations and any items of “other comprehensive income.” The only item of other comprehensive income for the Banks is the unrealized gain or loss on the available for sale investment securities portfolio, net of tax.

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

Commercial Loans: All corporate and business purpose loans and lines of credit that are not real estate related are classified as commercial loans. These loans are generally secured by business assets including accounts receivable, inventory, and equipment and may incorporate a personal guarantee. Terms on commercial loans are generally for five years or less with most lines of credit written on an on-demand-basis. The majority of commercial loans have a floating interest rate tied to a published index. As of March 31, 2012, commercial loans represented 15% of the portfolio.

Commercial Real Estate Loans (“CRE”): CRE represents business purpose loans that are real estate related and secured by real estate. CRE loans are reviewed primarily as cash flow loans and secondarily as loans secured by real estate. CRE loans typically involve higher loan principal amounts and the repayment is generally largely dependent on the successful operations of the real property securing the loan or the business conducted on the property securing the loan. CRE loans may be adversely affected by conditions in the real estate markets or in the general economy than other loan types. As of March 31, 2012, 77% of the loan portfolio was concentrated in CRE loans.

Residential Real Estate Loans (“RRE”): RRE represents all consumer purpose loans collateralized by one to four family dwellings. RRE loans generally have terms of less than five years and are written on a fixed rate basis. As of March 31, 2012, 3% of the portfolio was classified as RRE.

Consumer Loans: All non-business purpose loans are considered consumer loans. Consumer loans consist of home equity lines of credit, automobile loans, overdraft loans, loans secured by deposits and securities, and unsecured personal loans. Home Equity represents all consumer open end lines of credit secured by one to four family lines of credit. Consumer loans represent any consumer purpose loans or lines of credit not secured by real estate. As of March 31, 2012, consumer loans represented 5% of the portfolio.

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

Troubled Debt Restructuring: The Company considers a loan to be a Troubled Debt Restructuring (“TDR”) when the debtor experiences financial difficulties and a concession is provided such that the Company will not collect all principal or interest in accordance with the original terms of the loan agreement. Concessions can relate to the contractual interest rate, maturity date, or payment structure of the note. As part of our workout plan, we at times restructure loan terms to assist borrowers facing challenges in the current economic environment. Loans classified as TDR’s include loans on nonaccrual, loans moving to nonaccrual, and loans on an accruing status. The Company evaluates each individual borrower’s financial condition and prospects for repayment under the modified terms prior to restructuring. The evaluation includes but is not limited to the borrower’s capacity and willingness to pay, past payment history, and any secondary sources of payment.

As of March 31, 2012, seven loans totaling $16.1 million were classified as TDRs with $6.7 million classified as nonperforming. As of December 31, 2011, 10 loans totaling $17.5 million were classified as TDRs with $971 thousand classified as nonperforming.

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

Earnings per share: Basic earnings per share is calculated by dividing net income (loss) by the weighted average number of shares of common stock outstanding for each period presented. Options outstanding at March 31, 2012 and 2011, to purchase 478 thousand and 527 thousand common shares, respectively, were not included in the computation of diluted earnings per share for the three months ended March 31, 2012 and 2011, because they were antidilutive.

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

Reclassifications: Certain amounts in the 2011 financial statements have been reclassified for comparative purposes to conform with the presentation in the 2012 financial statements. The results of these classifications had no effect on net operations or shareholders’ equity.

Note 2.	Cash and Due From Banks

The Banks are required to maintain vault cash and reserve balances with the Federal Reserve Bank based upon a percentage of deposits. These requirements were $1.5 million at March 31, 2012 and $2.5 million at December 31, 2011.

Note 3.	Securities

The amortized cost and estimated fair value of securities with gross unrealized gains and losses follows:

	As of March 31, 2012
(Dollars in Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Securities Available for sale
Debt Securities:
U.S. Government and federal agencies	$6,921	$196	$—	$7,117
States & political subdivisions	1,700	113	—	1,813
U.S. Agency REMIC	39,808	352	123	40,037
Residential mortgage-backed	21,857	82	18	21,921
Total securities available for sale	$70,286	$743	$141	$70,888
Securities Held to Maturity
Debt Securities:
U.S. Government and federal agencies	$1,000	$2	$—	$1,002
Total securities held to maturity	$1,000	$2	$—	$1,002

	As of December 31, 2011
Securities Available for Sale
Debt Securities:
U.S. Government and federal agencies	$13,385	$305	$—	$13,690
States & political subdivisions	1,701	94	—	1,795
U.S. Agency REMIC	38,917	338	217	39,038
Residential mortgage-backed	18,683	18	88	18,613
Total securities available for sale	$72,686	$755	$305	$73,136

Securities Held to Maturity
Debt Securities:
U.S. Government and federal agencies	$1,002	$11	$—	$1,013
Total securities held to maturity	$1,002	$11	$—	$1,013

At March 31, 2012 and December 31, 2011, government obligations with a carrying value of $20.1 million and $20.6 million, respectively, were pledged to secure public deposits and for other purposes required or permitted by law. At March 31, 2012 and December 31, 2011, the carrying amount of securities pledged to secure repurchase agreements was $12.7 million and $12.6 million, respectively.

Floridian Financial Group, Inc. and Subsidiaries

Note 3.	Securities (continued)

The carrying amount of debt securities by contractual maturity at March 31, 2012 follows:

(Dollars in Thousands)	Within 1 year	After 1 year through 5 years	After 5 years Through 10 years	Over 10 years	Total

Available for sale, at fair value
U.S. Government and federal agencies	$—	$—	$5,196	$1,921	$7,117
States & political subdivisions	—	759	1,054	—	1,813
U.S. Agency REMIC	—	—	4,701	35,336	40,037
Residential mortgage-backed	—	—	15,570	6,351	21,921
Total	$—	$759	$26,521	$43,608	$70,888

Securities Held to Maturity, at cost
U.S. Government and federal agencies	$—	$—	$—	$1,000	$1,000
Total	$—	$—	$—	$1,000	$1,000

For the three months ended March 31, 2012 and 2011, proceeds from sales, maturities, and calls of securities available for sale amounted to $10.4 million and $2.7 million, respectively. Gross realized gains amounted to $137 thousand and $0, respectively. There were no gross realized losses for the three months ended March 31, 2012 and 2011.

Information pertaining to securities with gross unrealized losses at March 31, 2012 and December 31, 2011 aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	March 31, 2012
	Less Than Twelve Months		Over Twelve Months
(Dollars in Thousands)	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Total Unrealized Losses
Securities Available for sale
Debt Securities:
U.S. Government and federal agencies	$—	$1,921	$—	$—	$—
U.S. Agency REMIC	123	16,217	—	—	123
Residential mortgage-backed	18	5,976	—	—	18
Total securities available for sale	$141	$24,114	$—	$—	$141

Floridian Financial Group, Inc. and Subsidiaries

Note 3.	Securities (continued)

	December 31, 2011
	Less Than Twelve Months		Over Twelve Months
(Dollars in Thousands)	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Total Unrealized Losses
Securities Available for sale
Debt Securities:
U.S. Agency REMIC	$217	$23,460	$—	$—	$217
Residential mortgage-backed	88	14,536	—	—	88
Total securities available for sale	$305	$37,996	$—	$—	$305

As of March 31, 2012, the Company’s security portfolio consisted of 39 securities, 14 of which were in an unrealized loss position. Approximately $70.1 million, or 97% of the debt securities held by the Company were issued by U.S. government-sponsored entities and agencies, primarily Fannie Mae, Freddie Mac and Ginnie Mae, institutions which the government has affirmed its commitment to support. Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these securities and it is likely it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at March 31, 2012.

Note 4.	Loans and Allowance for Loan Losses

Loans were comprised of the following:

(Dollars in Thousands)	March 31, 2012	December 31, 2011

Commercial	$44,877	$44,833
Commercial real estate	232,528	241,648
Residential real estate	7,934	8,542
Consumer loans	15,664	16,745
Total loans	301,003	311,768
Less: Allowance for loan losses	7,221	6,566
Less: Unearned fees	103	114
Net loans	$293,679	$305,088

Floridian Financial Group, Inc. and Subsidiaries

Note 4.	Loans and Allowance for Loan Losses (continued)

Activity in the allowance for loan losses is as follows:

(Dollars in Thousands)	For the Three Months Ended March 31,
	2012	2011
Beginning balance	$6,566	$8,010
Loan charge offs:

Commercial	—	—
Commercial real estate	419	272
Residential mortgage	—	141
Consumer and home equity	65	179
Total charge-offs	484	592

Recoveries:
Commercial	2	1
Commercial real estate	4	135
Residential mortgage	—	—
Consumer and home equity	1	2
Total recoveries	7	138

Provision for loan losses:
Commercial	119	420
Commercial real estate	1,189	350
Residential mortgage	(7)	—
Consumer and home equity	65	377
Unallocated	(234)	20
Total provision	1,132	1,167

Ending balance	$7,221	$8,723

Allowance / Total Loans	2.4%	2.8%
Net Charge-Offs / Average Loans	0.4%	0.1%
Allowance / Non-Performing Loans	65.4%	69.3%

Floridian Financial Group, Inc. and Subsidiaries

Note 4.	Loans and Allowance for Loan Losses (continued)

The following presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and is based on impairment method as of March 31, 2012 and December 31, 2011:

As of March 31, 2012

(Dollars in Thousands)	Commercial	Commercial Real Estate	Residential Real Estate	Home Equity	Consumer	Unallocated	Total
Ending allowance for loan losses:
Individually evaluated for impairment	$—	$235	$—	$—	$—	$—	$235
Collectively evaluated for impairment	864	5,690	128	277	27	—	6,986
Total ending allowance balance	$864	$5,925	$128	$277	$27	$—	$7,221

Loans:
Individually evaluated for impairment	$—	$20,581	$—	$—	$—	$—	$20,581
Collectively evaluated for impairment	44,877	211,947	7,934	13,909	1,755	—	280,422
Total ending loan balance	$44,877	$232,528	$7,934	$13,909	$1,755	$—	$301,003

As of December 31, 2011

(Dollars in Thousands)	Commercial	Commercial Real Estate	Residential Real Estate	Home Equity	Consumer	Unallocated	Total
Ending allowance for loan losses:
Individually evaluated for impairment	$—	$255	$—	$—	$—	$—	$255
Collectively evaluated for impairment	743	4,896	135	246	57	234	6,311
Total ending allowance balance	$743	$5,151	$135	$246	$57	$234	$6,566

Loans:
Individually evaluated for impairment	$—	$23,622	$—	$23	$—	$—	$23,645
Collectively evaluated for impairment	44,833	218,026	8,542	14,210	2,512	—	288,123
Total ending loan balance	$44,833	$241,648	$8,542	$14,233	$2,512	$—	$311,768

Floridian Financial Group, Inc. and Subsidiaries

Note 4.	Loans and Allowance for Loan Losses (continued)

The following presents loans individually evaluated for impairment by class of loans as of March 31, 2012 and December 31, 2011:

As of March 31, 2012

(Dollars in Thousands)	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Income Recognized
With no related allowance recorded:
Commercial	$—	$—	$—	$315	$—	$—
Commercial real estate
Construction and land	8,302	2,786	—	3,007	43	—
Non-owner occupied	9,684	7,352	—	7,413	127	—
Owner occupied	3,308	2,075	—	2,029	29	—
Residential	—	—	—	—	—	—
Home equity	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Total	21,294	12,213	—	12,764	199	—

With an allowance recorded:
Commercial	—	—	—	—	—	—
Commercial real estate
Construction and land	—	—	—	—	—	—
Non-owner occupied	1,500	1,500	10	1,500	23	—
Owner occupied	6,868	6,868	225	6,856	64	—
Residential	—	—	—	—	—	—
Home equity	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Total	8,368	8,368	235	8,356	87	—

Total	$29,662	$20,581	$235	$21,120	$286	—

Floridian Financial Group, Inc. and Subsidiaries

Note 4.	Loans and Allowance for Loan Losses (continued)

As of December 31, 2011

(Dollars in Thousands)	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Income Recognized
With no related allowance recorded:
Commercial	$—	$—	$—	$239	$—	$—
Commercial real estate
Construction and land	9,825	4,776	—	9,640	40	—
Non-owner occupied	10,026	8,391	—	9,956	199	—
Owner occupied	3,295	2,079	—	3,265	61	—
Residential	—	—	—	—	—	—
Home equity	59	23	—	23	—	—
Consumer	—	—	—	—	—	—
Total	23,205	15,269	—	23,123	300	—

With an allowance recorded:
Commercial	—	—	—	—	—	—
Commercial real estate
Construction and land	—	—	—	—	—	—
Non-owner occupied	2,177	1,500	10	2,177	158	—
Owner occupied	6,876	6,876	245	6,860	49	—
Residential	—	—	—	—	—	—
Home equity	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Total	9,053	8,376	255	9,037	207	—

Total	$32,258	$23,645	$255	$32,160	$507	$—

No additional funds are committed to be advanced in connection with impaired loans.

Floridian Financial Group, Inc. and Subsidiaries

Note 4.	Loans and Allowance for Loan Losses (continued)

Impaired loans include TDRs of $16.1 million and $17.5 million at March 31, 2012 and December 31, 2011, respectively. As of March 31, 2012 there were four nonperforming TDRs with an outstanding balance of $6.7 million compared to December 31, 2011, when two loans totaling $971 thousand were classified as nonperforming TDRs.

During the three months ended March 31, 2012, the Banks classified one CRE loan with an outstanding balance both before and after the modification, of $510 thousand as a TDR. The Bank reduced the interest rate on the loan and modified the payment to interest only. The Banks had no commitments to lend additional funds for loans classified as TDRs at March 31, 2012. No TDR’s defaulted within 12 months of being restructured.

The following presents the recorded investment in nonaccrual loans and loans past due over 90 days and still accruing by class of loans as of March 31, 2012 and December 31, 2011:

	March 31, 2012		December 31, 2011

(Dollars in Thousands)	Nonaccrual	Loans Past Due Over 90 Days Still Accruing	Nonaccrual	Loans Past Due Over 90 Days Still Accruing

Commercial	$—	$—	$—	$—
Commercial real estate
Construction and land	2,786	—	4,777	—
Non-owner occupied	7,351	—	2,245	471
Owner occupied	845	—	842	—
Residential	—	—	—	—
Home equity	63	—	71	—
Consumer	—	—	—	—
Total	$11,045	$—	$7,935	$471

Nonaccruing loans totaled $11.0 million and $7.9 million at March 31, 2012 and December 31, 2011, respectively. Interest income on nonaccrual loans is recognized on a cash basis when the ultimate collectability is no longer considered doubtful. Cash collected on nonaccrual loans is applied against the principal balance or recognized as interest income based upon management’s expectations as to the ultimate collectability of principal and interest in full. If interest on nonaccruing loans had been recognized on a fully-accruing basis, interest income recorded would have been $184 thousand and $453 thousand higher for the quarter ended March 31, 2012 and year ended December 31, 2011, respectively. As of March 31, 2012, there were no loans past due 90 days or more and still accruing interest income. The one loan past due 90 days or more as of December 31, 2011 represented a matured loan that was subsequently renewed.

Floridian Financial Group, Inc. and Subsidiaries

Note 4.	Loans and Allowance for Loan Losses (continued)

The following presents the aging of the recorded investment in past due loans as of March 31, 2012 and December 31, 2011 by class of loans:

	March 31, 2012

(Dollars in Thousands)	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Loans Not Past Due

Commercial	$—	$28	$—	$28	$44,849
Commercial real estate
Construction and land	—	—	1,873	1,873	37,372
Non-owner occupied	512	—	1,257	1,769	95,141
Owner occupied	143	—	845	988	95,385
Residential	—	—	—	—	7,934
Home equity	—	15	48	63	13,846
Consumer	3	—	—	3	1,752
Total	$658	$43	$4,023	$4,724	$296,279

	December 31, 2011

(Dollars in Thousands)	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Loans Not Past Due
Commercial	$1,500	$—	$—	$1,500	$43,333
Commercial real estate
Construction and land	—	—	3,283	3,283	39,156
Non-owner occupied	399	—	2,716	3,115	96,185
Owner occupied	—	—	842	842	99,067
Residential	—	501	—	501	8,041
Home equity	—	—	71	71	14,162
Consumer	4	3	—	7	2,505
Total	$1,903	$504	$6,912	$9,319	$302,449

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

As of March 31, 2012 and December 31, 2011, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

	March 31, 2012

(Dollars in Thousands)	Pass	Special Mention	Substandard	Doubtful	Loss	Not Rated
Commercial	$44,674	$—	$203	$—	$—	$—
Commercial real estate
Construction and land	36,459	—	2,786	—	—	—
Non-owner occupied	89,558	—	7,352	—	—	—
Owner occupied	83,159	5,090	8,124	—	—	—
Residential	7,934	—	—	—	—	—
Home equity	13,846	—	63	—	—	—
Consumer	1,755	—	—	—	—	—
Total	$277,385	$5,090	$18,528	$—	$—	$—

	December 31, 2011

(Dollars in Thousands)	Pass	Special Mention	Substandard	Doubtful	Loss	Not Rated
Commercial	$44,628	$—	$205	$—	$—	$—
Commercial real estate
Construction and land	37,663	—	4,776	—
Non-owner occupied	90,909	—	8,391	—	—	—
Owner occupied	86,663	5,115	8,131	—	—	—
Residential	8,542	—	—	—	—	—
Home equity	14,162	—	71	—	—	—
Consumer	2,512	—	—	—	—	—
Total	$285,079	$5,115	$21,574	$—	$—	$—

Floridian Financial Group, Inc. and Subsidiaries

Note 4.	Loans and Allowance for Loan Losses (continued)

The following presents the recorded investment in residential and consumer loans based on payment activity as of March 31, 2012 and December 31, 2011:

	March 31, 2012

(Dollars in Thousands)	Residential	Home Equity	Consumer
Performing	$7,934	$13,846	$1,755
Nonperforming	—	63	—
Total	$7,934	$13,909	$1,755

	December 31, 2011

(Dollars in Thousands)	Residential	Home Equity	Consumer
Performing	$8,542	$14,162	$2,512
Nonperforming	—	71	—
Total	$8,542	$14,233	$2,512

Note 5.	Commitments and Contingencies

Financial instruments with off-balance-sheet risk: The financial statements do not reflect various commitments and contingent liabilities that arise in the normal course of business to meet the financing needs of customers. These include commitments to extend credit and honor stand-by letters of credit. These instruments involve, to varying degrees, elements of credit, interest rate and liquidity risks in excess of amounts reflected in the balance sheets. The extent of the Banks’ involvement in these commitments or contingent liabilities is expressed by the contractual, or notional, amounts of the instruments. Commitments to extend credit, which amount to $52.2 million and $57.2 million at March 31, 2012 and December 31, 2011, respectively, represent agreements to lend to customers with fixed expiration dates or other termination clauses.

Since many commitments are expected to expire without being funded, committed amounts do not necessarily represent future liquidity requirements. The amount of collateral obtained, if any, is based on management’s credit evaluation in the same manner as though an immediate credit extension were to be granted.

Stand-by letters of credit are conditional commitments issued by the Banks guaranteeing the performance of a customer to a third party. The decision whether to guarantee such performance and the extent of collateral requirements are made considering the same factors as are considered in credit extensions. Stand-by letters of credit totaling $3.2 million were outstanding as of March 31, 2012 and December 31, 2011.

Lines of credit: At March 31, 2012 and December 31, 2011, the Banks had federal funds lines of credit available from their correspondent banks of $30.3 million. At these dates, there were no outstanding draws under these lines. No draws were made on the lines during the three months ended March 31, 2012.

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

Quantitative measures established by regulation to ensure capital adequacy require the Banks to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations), to risk-weighted assets (as defined), and Tier 1 capital (as defined), to average assets (as defined). As of March 31, 2012 and December 31, 2011, the Banks meet all capital adequacy requirements to be classified as “well capitalized” under prompt corrective action provisions and meet all capital adequacy requirements to which they are subject.

	Actual		For Capital Adequacy Purposes			To be Considered Well Capitalized by Prompt Corrective Action
	Amount	Ratio	Amount		Ratio	Amount	Ratio (1)
As of March 31, 2012
Total capital (to risk-weighted assets)
Consolidated	$42,681	12.5%	$	NA	NA	NA	NA
Floridian Bank	$15,084	12.9%		$9,392	8%	$11,740	10%
Orange Bank of Florida	$24,666	11.1%		$17,807	8%	$22,260	10%

Tier 1 capital (to risk-weighted assets)
Consolidated	$38,365	11.2%	$	NA	NA	NA	NA
Floridian Bank	$13,612	11.6%		$4,696	4%	7,044	6%
Orange Bank of Florida	$21,852	9.8%		$8,904	4%	13,356	6%

Tier 1 capital (to average assets)
Consolidated	$38,365	8.8%	$	NA	NA	NA	NA
Floridian Bank	$13,612	9.5%		$5,748	4%	$7,185	5%
Orange Bank of Florida	$21,852	7.5%		$11,646	4%	$14,557	5%

(1) During the pendency of the bank merger transaction, Orange Bank notified the FDIC and OFR that it would not meet the board agreed capital ratios by the specified time. At March 31, 2012, the Bank had a Tier 1 leverage ratio of 7.5% and a total risk based capital ratio of 11.1% while at December 31, 2011, the Bank had a Tier 1 leverage ratio of 6.9% and a total risk based capital ratio of 10.7%.

Floridian Financial Group, Inc. and Subsidiaries

Note 6.	Regulatory Capital Matters (continued)

	Actual		For Capital Adequacy Purposes			To be Considered Well Capitalized by Prompt Corrective Action
	Amount	Ratio	Amount		Ratio	Amount	Ratio
As of December 31, 2011
Total capital (to risk-weighted assets)
Consolidated	$42,545	12.1%	$	NA	NA	NA	NA
Floridian Bank	$14,991	12.5%		$9,560	8%	$11,950	10%
Orange Bank of Florida	$24,625	10.7%		$18,355	8%	$22,943	10%

Tier 1 capital (to risk-weighted assets)
Consolidated	$38,126	10.9%	$	NA	NA	NA	NA
Floridian Bank	$13,495	11.3%		$4,780	4%	7,170	6%
Orange Bank of Florida	$21,732	9.5%		$9,177	4%	13,766	6%

Tier 1 capital (to average assets)
Consolidated	$38,126	8.1%	$	NA	NA	NA	NA
Floridian Bank	$13,495	9.0%		$6,032	4%	$7,541	5%
Orange Bank of Florida	$21,732	6.9%		$12,607	4%	$16,007	5%

Pursuant to certain board resolutions (the “Bank Resolutions”), the Banks are required to maintain a minimum Tier 1 capital to average assets ratio of 8% and total capital to risk-weighted assets of 12%. As of March 31, 2012, Floridian Bank met the minimum capital requirement as required by the Bank Resolutions. Orange Bank did not meet the minimum capital requirement and is reviewing alternatives to improve its capital position.

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

The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments:

Cash and due from banks, interest bearing demand deposits in other banks, and federal funds sold: Due to the short-term nature of these instruments, fair values approximate their carrying amounts.

Investment Securities: The fair values of investment securities are determined by quoted prices in active markets, when available. If quoted market prices are not available, the fair value is determined by a matrix pricing, which is a mathematical technique, widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities. Other investments include FHLB stock which is estimated to approximate its historical cost because the stock’s value is determined by the ultimate recoverability of the par value.

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

Deposits: The fair value of demand deposits, including non-interest bearing demand deposits, savings accounts, NOW accounts and money market demand accounts, is equal to their carrying value. Fixed rate term deposits are valued using discounted cash flows. The discount rate used is based on interest rates currently being offered on comparable deposits as to amount and term.

Other borrowings: The carrying amounts of borrowings under repurchase agreements amount of $12.3 million and a long-term note payable of $850 thousand approximate their fair values.

Off-balance-sheet instruments: Loan commitments and standby letters of credit are negotiated at current market rates and are relatively short-term in nature. Therefore, their estimated fair value approximates the fees charged and is nominal at March 31, 2012 and December 31, 2011.

Floridian Financial Group, Inc. and Subsidiaries

Note 7.	Fair Values of Financial Instruments (continued)

Financial Instruments Recorded at Fair Value on a Recurring Basis

The following table sets forth the Company’s assets and liabilities which are carried at fair value on a recurring basis as of March 31, 2012 and December 31, 2011, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	March 31, 2012
(Dollars in Thousands)	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total at Fair Value
Securities available for sale
Debt securities:
U.S. Government and federal agencies	$—	$7,117	$—	$7,117
States & political subdivisions	—	1,813	—	1,813
U.S. Agency REMIC	—	40,037	—	40,037
Residential mortgage backed	—	21,921	—	21,921
Total securities available for sale	$—	$70,888	$—	$70,888

	December 31, 2011
	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total at Fair Value
Securities available for sale
Debt securities:
U.S. Government and federal agencies	$—	$13,690	$—	$13,690
States & political subdivisions	—	1,795	—	1,795
U.S. Agency REMIC	—	39,038	—	39,038
Residential mortgage backed	—	18,613	—	18,613
Total securities available for sale	$—	$73,136	$—	$73,136

Floridian Financial Group, Inc. and Subsidiaries

Note 7.	Fair Values of Financial Instruments (continued)

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

The fair values of assets measured at fair value on a nonrecurring basis are as follows at March 31, 2012 and December 31, 2011:

	March 31, 2012
(Dollars in Thousands)	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Impaired loans	$—	$—	$3,423
Other real estate owned	$—	$—	$3,892

	December 31, 2011
(Dollars in Thousands)	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Impaired loans	$—	$—	$5,913
Other real estate owned	$—	$—	$5,129

Provisions for loan losses of $234 thousand and $573 thousand were recorded on impaired loans during the three months ended March 31, 2012 and 2011, respectively.

Write-downs of $112 thousand and $594 thousand were recorded on other real estate owned during the three months ended March 31, 2012 and 2011, respectively.

Floridian Financial Group, Inc. and Subsidiaries

Note 7.	Fair Values of Financial Instruments (continued)

Following is a summary of the carrying amounts and approximate fair values of the Company’s financial instruments at March 31, 2012 and December 31, 2011. The fair value estimates presented are based on pertinent information available to management as of March 31, 2012 and December 31, 2011. Although management is not aware of any factors that would significantly affect the estimated fair values, they have not been comprehensively revalued for purposes of these financial statements since the statement of financial condition date and therefore, current estimates of fair value may differ significantly from the amounts disclosed.

	March 31, 2012 Fair Value Measurements Using:
(Dollars in Thousands)	Carrying Amount	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and due from banks	$5,322	$5,322	$—	$—
Federal funds sold and
interest bearing deposits	28,314	28,314	—	—
Securities held to maturity	1,000	—	1,002	—
Available for sale securities	70,888	—	70,888	—
Other investments	100	—	—	100
Loans, net	293,679	—	292,885	3,423
Accrued interest receivable	1,117	—	1,117	—

Financial liabilities:
Deposits	$380,159	$—	$381,172	$—
Other borrowings	13,105	13,105	—	—
Accrued interest payable	78	—	78	—

	December 31, 2011
(Dollars in Thousands)	Carrying Amount	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and due from banks	$8,930	$8,930	$—	$—
Federal funds sold and
interest bearing deposits	23,917	23,917	—	—
Securities held to maturity	1,002	—	1,013	—
Available for sale securities	73,136	—	73,136	—
Other investments	100	—	—	100
Loans, net	305,088	—	301,549	5,913
Accrued interest receivable	1,180	—	1,180	—

Financial liabilities:
Deposits	$393,726	$—	$394,940	$—
Other borrowings	13,955	13,955	—	—
Accrued interest payable	87	—	87	—

Floridian Financial Group, Inc. and Subsidiaries

Note 7.	Fair Values of Financial Instruments (continued)

Assets measured at fair value on a recurring basis and for which the Company has utilized Level 3 inputs to determine fair value were immaterial at March 31, 2012.

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company utilized Level 3 inputs to determine fair value:

	March 31, 2012 Quantitative Information about Level 3 Fair Value Measurements
(Dollars in Thousands)	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)

			Appraisal	0% to -50%
			adjustments (2)	(-10.2%	)
		Appraisal of	Estimated selling	0% to -11%
Impaired loans	$3,423	collateral (1)	costs (2)	(-4.0%	)

			Appraisal	0% to -42%
			adjustments (2)	(-13.9%	)
		Appraisal of	Estimated selling	-10% to -11%
Other real estate owned and repossessed assets	$3,892	collateral (1), (3)	costs (2)	(-10.1%	)

(1) Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various level 3 inputs which are not identifiable.
(2) Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated selling costs. The range and weighted average of estimated selling costs and other appraisal adjustments are presented as a percent of the appraisal.
(3) Includes qualitative adjustments by management and estimated selling costs.

Note 8.	New Accounting Pronouncements

In May 2011, the FASB issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” The provisions of ASU No. 2011-04 result in a consistent definition of fair value and common requirements for the measurement of and disclosure about fair value between U.S. GAAP and International Financial Reporting Standards (“IFRS”). The pronouncement developed a single, converged guidance on how to measure fair value and what disclosures to provide concerning fair value measurements. The measurement and disclosure requirements are effective for reporting periods beginning after December 15, 2011 and are applied prospectively.

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income: Presentation of Comprehensive Income”. The ASU amends existing guidance and eliminated the option to present the components of other comprehensive income as part of the statement of changes in shareholders’ equity. The amendment requires that comprehensive income be presented in either a single continuous statement or in two separate consecutive statements. The guidance is effective for interim and annual period beginning on or after December 15, 2011. The Company adopted the single continuous statement method for its disclosure method.

In December 2011, the FASB issued ASU No. 2011-12, “Comprehensive Income (Topic220): Deferral of the Effective Date for the Amendments to the Presentation of Reclassifications of the Items Out of Accumulated Other Comprehensive Income in ASU No. 2011-05”. This guidance delays the effective date of the disclosures for only those changes in ASU No. 2011-05 that relate to the presentation of reclassification adjustments to allow the FASB time to reconsider whether to require presentation of such adjustments on the face of the financial statements to show the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income. ASU 2011-12 allows entities to continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before ASU No. 2011-05. All other requirements in ASU No. 2011-05 are not affected by ASU No. 2011-12. ASU No. 2011-12 is effective for annual and interim periods beginning on or after December 15, 2011 and is not expected to have a significant impact on our financial statements.

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

Floridian Financial Group, Inc. and Subsidiaries

Note 10.	Regulatory Agreement (continued)

For Orange Bank, these obligations include, among other things, (i) establishing a committee to ensure compliance with the Bank Resolutions; (ii) seeking approval from the FDIC and OFR prior to appointing new directors and executive officers; (iii) enhancing the board of director’s participation in the affairs of Orange Bank; (iv) developing plans to reduce and improve certain loan relationships with adverse classification; (v) charging off remaining assets classified as “Loss”; (vi) prohibiting extensions of credit to certain high-risk borrowers; (vii) submitting of a new business plan and annual budgets and earnings forecasts; (viii) achieving and maintaining a Tier 1 leverage capital ratio and total risk-based capital ratio of at least 8% and 12%, respectively; (ix) submission of a plan to systematically monitor Orange Bank’s concentration risk; and (x) providing quarterly reports to the FDIC and OFR regarding the steps taken to address the foregoing. Orange Bank must also receive approval from the FDIC and OFR prior to declaring or paying dividends.

The Bank Resolutions adopted by each Bank and the restrictions imposed thereby on each Bank will remain in effect unless modified or terminated by the Bank’s regulators. Since entering into the Bank Resolutions, we have been actively pursuing the corrective actions. We intend to continue to take the actions necessary to comply with the requirements of the Bank Resolutions and implement the submitted plans successfully, although we may be unable to do so. As of March 31, 2012, Floridian Bank’s Tier 1 leverage capital ratio and total risk-based capital ratio were approximately 9.5% and 12.9%, respectively; meeting all regulatory requirements. Orange Bank was not in compliance with its heightened capital requirements.

During the pendency of the subsidiary bank merger transaction, Orange Bank notified the FDIC and OFR that it would not meet the board agreed capital ratios by the specified time. As of March 31, 2012, Orange Bank’s Tier 1 leverage capital ratio and total risk-based capital ratio were approximately 7.5% and 11.1%, respectively while at December 31, 2011, Tier 1 leverage ratio was approximately 6.9% and total risk based capital ratio was approximately 10.7%. The Company is reviewing its alternatives for increasing the capital of Orange Bank to meet applicable regulatory requirements.

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

          The Banks offer commercial and retail banking services with an emphasis on commercial and commercial real estate lending, particularly to the medical services industry. As of March 31, 2012, we had total assets of $435.0 million, deposits of $380.2 million, total gross loans of $301.0 million and total shareholders’ equity of $40.1 million.

          At March 31, 2012, the Company’s capital ratios surpassed all regulatory “minimum well capitalized measures” as shown in the following table. Also see Note 6 of our consolidated financial statements for a breakdown by subsidiary Banks, which also surpass regulatory “minimum well capitalized measures”.

As of March 31, 2012
Total Risk Based Capital	12.5%
Tier 1 Capital	11.2%
Leverage Capital	8.8%

          Pursuant to the regulatory resolutions as described in Note 10, the Banks are required to maintain a minimum Tier 1 capital to average assets ratio of 8.0% and total capital to risk-weighted assets of 12.0%.

          Our principal executive offices are located at 175 Timacuan Boulevard, Lake Mary, Florida 32746. The telephone number at that office is (407) 321-3233.

Regulatory Matters

          As described in Note 10 to our consolidated financial statements, the Company and each of the Banks have adopted certain board resolutions in consultation with their regulators. Pursuant to these resolutions, we have agreed to preserve capital by agreeing to place restrictions on our ability to declare and pay dividends, issue debt, repurchase shares of stock, or make other distributions. The Banks, among other things, have agreed to maintain heightened capital ratios. Orange Bank is currently not in compliance with the heightened capital ratios. Our original plan to raise Orange Bank’s capital ratios was to merge the Banks; however, we have withdrawn our application to merge the Banks. We are now exploring other alternatives to meet the heightened capital ratios. During the pendency of the subsidiary bank merger, Orange Bank had notified the FDIC and OFR that it would not meet the board agreed capital ratios by the specified time. At December 31, 2011, Orange Bank had a Tier 1 leverage ratio of 6.9% and a total risk based capital ratio of 10.7%. At March 31, 2012, Orange Bank had a Tier 1 leverage ratio of 7.5% and a total risk based capital ratio of 11.1%. We are working with our regulators to meet the heightened ratios. See Note 10 for a further discussion.

Results of Operations

CONDENSED SUMMARY OF EARNINGS

	For The Three Months Ended March 31,
(Dollars in Thousands, Except Per Share Data)	2012	2011
Interest Income	$4,233	$4,272
Interest Expense	736	1,066
Net Interest Income	3,497	3,206
Provision For Loan Losses	1,130	1,167
Noninterest Income	501	316
Noninterest Expense	2,725	3,540
Income (Loss) Before Income Taxes	143	(1,185)
Income Tax Benefit	—	—
Net Income (loss)	$143	$(1,185)
Basic net income (loss) per share	$0.02	$(0.19)
Diluted net income (loss) per share	$0.02	$(0.19)

Selected Operating Ratios
Return on Assets	0.13%	(2.88)%
Return on Equity	1.42%	(33.14)%
Dividend Payout Ratio	N/A	N/A
Equity to Assets Ratio	9.2%	9.0%

          The net profit for the three months ended March 31, 2012 was $143 thousand compared to a $1.2 million net loss for the same period in 2011. The improvement was principally due a 44.9% decrease in salary expense from $1.7 million for the three months ended March 31, 2011, to $954 thousand for the three months ended March 31, 2012. The reduction in salary expense was a combination of the consolidation of senior executive positions in 2011 and a $369 thousand adjustment to deferred compensation related to the resignation of Charlie Brinkley in September 2011. As of the resignation date, Mr. Brinkley was 30% vested in the accrued balance of his salary continuation agreement.

          Net Interest Income

          Our profitability is dependent to a large extent on net interest income, which is the difference between the interest received on earning assets (such as loans and securities) and the interest paid on interest bearing liabilities (principally deposits and borrowings). Our principal interest earning assets are loans, investment securities, and federal funds sold. Interest bearing liabilities primarily consist of certificates of deposit, interest bearing checking accounts (“NOW accounts”), savings deposits, and money market accounts. Funds attracted by these interest bearing liabilities, as well as noninterest bearing deposits, are invested in interest-earning assets. Accordingly, net interest income depends upon the volume of average interest-earning assets and average interest bearing liabilities and the interest rates earned or paid on them.

          Our net interest income is impacted by the market rates of interest as influenced by the Federal Reserve’s monetary policy. We have seen a narrowing of margins over the last year and with the Federal Reserve’s announcement to keep short-term interest rates at near zero through 2013 we expect this trend to continue. We believe our service commitment to our customers, however, will enable us to continue to attract deposits and make loans at rates that will not significantly deteriorate our margins.

          The following table reflects the components of net interest income for the three month periods ended March 31, 2012 and 2011. It sets forth, (1) average assets, liabilities and shareholders’ equity, (2) interest income earned on interest-earning assets and interest paid on interest bearing liabilities, (3) average yields earned on interest-earning assets and average rates paid on interest bearing liabilities, (4) our net interest spread (i.e., the average yield on interest-earning assets less the average rate on interest bearing liabilities) and (5) our net interest margin (i.e., the net yield on interest earning assets):

AVERAGE BALANCES AND INTEREST RATES

	Three Months Ended March 31,
	2012			2011
(Dollars in Thousands)	Average Balance	Interest	Rate	Average Balance	Interest	Rate
ASSETS
Loans, Net(1)(2)	$305,600	$3,916	5.15%	$314,335	$3,887	5.02%
Investment Securities	72,881	300	1.65	53,901	360	2.67
Federal Funds Sold	21,183	12	0.25	34,661	21	0.25
Deposits at interest with banks	2,786	5	0.72	2,914	4	0.56
Total Earning Assets	402,450	4,233	4.23%	405,811	4,272	4.27%
Other Assets	36,781			39,349
Total Assets	$439,231			$445,160
LIABILITIES
Savings, NOW and Money Market	$153,512	166	0.43%	$167,558	$360	0.87%
Time Deposits	143,690	540	1.51	136,397	641	1.91
Total Interest Bearing Deposits	297,202	706	0.96	303,955	1,001	1.34
Other Borrowings	13,119	30	0.92	8,290	65	3.18
Total Interest Bearing Liabilities	310,321	736	0.95%	312,245	1,066	1.39%
Noninterest Bearing Deposits	86,136			90,159
Other Liabilities	2,321			2,612
Total Liabilities	398,778			405,016

Total Shareholders’ Equity	40,453			40,144

Total Liabilities and Equity	$439,231			$445,160

Interest Rate Spread			3.28%			2.88%
Net Interest Income		$3,497			$3,206
Net Interest Margin			3.49%			3.20%

(1)	Average balances include nonaccrual loans, and are net of unearned loan fees of $174 and $165 at March 31, 2012 and 2011, respectively.

(2)	Interest income includes fees on loans of $14 and $13 for the three months ended March 31, 2012 and 2011, respectively.

          Net interest income for the three months ended March 31, 2012 increased $291 thousand, or 9.1%, from $3.2 million in 2011 to $3.5 million in 2012. The increase was primarily due to a 29.5% decrease in interest paid on interest bearing deposits due to an approximate 40 basis point reduction in rates and a 53.4% reduction of interest paid on other borrowings. The average interest rate on other borrowings decreased from 3.18% to 0.92% at March 31, 2011 and 2012, respectively. Average noninterest bearing deposits decreased by 4.5% to $86.1 million at March 31, 2012 compared to $90.2 million at March 31, 2011.

          The following table sets forth certain information regarding changes in our interest income and interest expense for the quarter ended March 31, 2012 compared to the quarter ended March 31, 2011. For each category of interest earning assets and interest bearing liabilities, information is provided on changes attributable to changes in interest rate and changes in the volume. Changes in both volume and rate have been allocated based on the proportionate absolute changes in each category.

RATE VOLUME ANALYSIS

	March 31, 2012 and 2011
	Total Change	Due To Average
(Dollars in Thousands)		Volume	Rate	Days
Interest Earning Assets
Loans, Net	$30	$(109)	$106	$33
Investment Securities	(60)	127	(187)	—
Federal Funds Sold	(9)	(8)	(1)	—
Other	1	—	1	—
Total	$(38)	$10	$(81)	33

Interest Bearing Liabilities
Savings, NOW, Money Market Accounts	$(193)	$(30)	$(166)	3
Time Deposits	(101)	35	(141)	5
Short Term Borrowings	(35)	38	(74)	1
Total	$(329)	$43	$(381)	9

Changes In Net Interest Income	$291	$(33)	$300	24

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

          As a direct result of these factors and analyses, the loan loss provision was $1.1 million for the three months ended March 31, 2012 compared to $1.2 million for the same period in 2011. Past due loans decreased by 49.3% from $9.3 million at December 31, 2011 to $4.7 million at March 31, 2012. Our focus on restructuring our credit function and actively monitoring the loan portfolio resulted in loans 30 to 59 days past due decreasing to $658 thousand from $1.9 million and past due 60 days and over decreasing to $4.1 million at March 31, 2012 compared to $7.4 million at December 31, 2011. Past due loans, as a percentage of total loans, decreased to 1.6% at March 31, 2012, compared to 2.4% at December 31, 2011. Loans categorized as substandard decreased 13.9% to $18.5 million at March 31, 2012. As of March 31, 2012, 92.2% of the portfolio was categorized as pass compared to 91.4% at December 31, 2011.

          Noninterest Income

          Following is a schedule of noninterest income:

	Three months ended March 31,
(Dollars in Thousands)	2012	2011

Loan fee income	$11	$13
Service charges on deposit accounts	157	158
Cash surrender value – life insurance	85	85
Other	94	60
Gain on sale of securities and assets	154	—
Totals	$501	$316

          Total noninterest income of $501 thousand for the three months ended March 31, 2012, was an increase of $185 thousand or 58.5% from the same period in 2011. The increase was due to a $137 thousand gain on the sale of securities compared to $0 in 2011.

          Noninterest Expense

          Following is a schedule of noninterest expense:

	Three months ended March 31,
(Dollars in Thousands)	2012	2011

Salaries and employee benefits	$954	$1,674
Occupancy and equipment expenses	647	725
FDIC insurance	185	224
Data processing, software and communications	388	375
Other real estate expense	184	40
Professional fees	225	242
Credit and collection expense	15	91
Core deposit intangible amortization	48	48
Other operating expenses	79	121
Totals	$2,725	$3,540

          Total noninterest expense of $2.7 million for the three months ended March 31, 2012 decreased $815 thousand or 23.0% from the same period in 2011. The decrease was due to the elimination and combining of senior executive positions in 2011 and the reversal of deferred compensation expense, resulting in a 43.0% or $720 thousand reduction in salaries and benefits and the closing of two branches at the end of March 2011 resulting in a $78 thousand, or 10.8%, reduction in occupancy and equipment expense. FDIC insurance decreased $39 thousand, or 17.4%, due to a change in the way the premiums are calculated and expensed to the Banks. Other real estate expense increased by $144 thousand primarily due to the write-down of properties held for sale.

          Income Taxes

          We file consolidated tax returns. Having incurred annual operating losses since our inception in 2006, we have accumulated a net tax benefit over the past four years. We have recorded a valuation allowance to offset the deferred tax assets associated with the net operating loss carry forwards generated by our net losses. Management determined no additional valuation allowance was required and based on their evaluation of the deferred tax benefit and losses incurred, elected to eliminate the carrying value of the deferred asset account. The Company, however, retains the tax benefit should it be needed in future periods. We did not recognize an income tax benefit or expense for the quarter ended March 31, 2012.

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

          The following gap analysis compares the difference between the amount of interest earning assets (“IEA”) and interest bearing liabilities (“IBL”) subject to repricing over a period of time. A ratio of more than one indicates a higher level of repricing assets over repricing liabilities for the time period. Conversely, a ratio of less than one indicates a higher level of repricing liabilities over repricing assets for the time period. As indicated in our Gap Analysis table, our one-year cumulative gap at March 31, 2012, was a negative 13.92% compared to a positive 1.15% at December 31, 2011. The change in our one-year cumulative gap is primarily due to long-term time deposits maturing over the next 12 months.

GAP ANALYSIS

(Dollars in Thousands)	Within 3 Months	4 To 6 Months	7 To 12 Months	Total 1 Year

Interest Earning Assets (IEA)

Loans	$155,238	$4,996	$10,988	$171,222
Investment Securities	2,827	1,776	3,102	7,705
Federal funds sold	8,150	—	—	8,150
Other investments	19,064	—	—	19,064
Total	$185,279	$6,772	$14,090	$206,141

Interest Bearing Liabilities (IBL)

Savings, NOW, Money Market	$154,867	$—	$—	$154,867
Time deposits	26,216	45,035	27,489	98,740
Other borrowings	12,255	—	850	13,105
Total	$193,338	$45,035	$28,339	$266,712

Period Gap	$(8,059)	$(38,263)	$(14,249)	$(60,571)
Cumulative Gap	$(8,059)	$(46,322)	$(60,571)

Cumulative Gap / Total Assets	(1.85)%	(10.65)%	(13.92)%
IEA / IBL (Cumulative)	96%	81%	77%

Financial Condition

          Lending Activity

          The loan portfolio consists principally of loans to individuals and small- and medium-sized businesses within our primary market area of Central Florida. The table below shows our loan portfolio composition:

(Dollars in Thousands)	March 31, 2012	December 31, 2011

Commercial	$44,877	$44,833
Commercial real estate	232,528	241,648
Residential real estate	7,934	8,542
Consumer loans	15,664	16,745
Total loans	301,003	311,768
Less: Allowance for loan losses	7,221	6,566
Less: Unearned fees	103	114
Net loans	$293,679	$305,088

          Total loans decreased by $10.8 million during the first three months of 2012 due to the payoff of several large loans. During the quarter, $93 thousand was transferred to other real estate owned, write-downs totaled $483 thousand, and approximately $20.5 million in net pay downs and payoffs. These decreases were offset by new loans of $10.3 million. There were approximately $11.0 million in nonperforming loans at March 31, 2012.

          Real estate and related activities have slowed significantly in our market area, local unemployment rates remain above the national average, and real estate and other asset prices have declined appreciably. This has resulted in a weak loan demand in 2012 and 2011. Although the Company has seen an increase in loan demand in 2012, it has been offset by pay-downs in the portfolio.

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

          As of March 31, 2012, securities totaling $70.9 million and $1.0 million were classified as available for sale and held to maturity, respectively. During the three months ended March 31, 2012, securities available for sale increased by $2.2 million as we invested cash on hand.

          Deposits and Other Borrowings

          As a bank holding company, our primary source of funds is deposits. Typically, deposits are provided by businesses, municipalities, and individuals located within the markets served by our subsidiaries. In addition, we accept a limited amount of brokered deposits.

          Total deposits decreased $13.5 million to $380.2 million at March 31, 2012, compared to $393.7 million at December 31, 2011, due to a decision to reduce brokered deposits and pay lower interest rates on certificates of deposit. Core deposits, which exclude time deposit, increased by $12.2 million to $246.1 million at March 31, 2012 from $233.9 million at December 31, 2011. Time deposits decreased to $134.1 million from $159.9 million. The decrease in time deposits is attributable to a $10.8 million reduction in brokered deposits with the remaining decrease attributable to customers moving time deposits to Banks’ less restrictive core deposit accounts due to minimal differences in interest rates.

          Other borrowings, made up of short- and long-term borrowings, decreased by $850 thousand to $13.1 million at March 31, 2012 compared to a balance of $14.0 million at December 31, 2011 due to a scheduled principal reduction on the Clermont branch loan. As of March 31, 2012, other borrowings were approximately 32.0% of our total shareholders’ equity.

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

          The primary source of liquidity is deposits provided by commercial and retail customers. The Banks attract these deposits by offering an array of products designed to match customer needs and priced comparable to our competitors. Deposits can be very price sensitive; therefore, we believe that fluctuating deposit offering rates to the top of the market would generate a larger inflow of funds. In addition to local market deposits, the Banks have access to national brokered certificates of deposit markets as well as deposit subscription services. The Banks use these alternative sources of deposits to supplement deposits particularly when the rates are lower than the local market. These sources of deposit are limited by our policies to 25% of assets. Further, access to these brokered deposits is limited by regulation to banks that meet or exceed “well capitalized” definitions. In the event that the Company would fall below “well capitalized” levels, regulators will not permit any additional brokered deposits and would impose deposit rate restrictions not to exceed a published national rates. Overall deposit levels are monitored on a constant basis as are liquidity policy levels, which must be maintained at a minimum of 14% of total deposits. Sources of these liquidity levels include cash and due from banks, short-term investments such as federal funds sold, and our investment portfolio, which can also be used as collateral for short-term borrowings. Alternative sources of funds include unsecured federal funds lines of credit through correspondent banks. The Banks have established contingency plans in the event of extraordinary fluctuations in cash resources.

          Operating Activities

          Cash flows from operating activities primarily include net income (loss), adjusted for items that did not impact cash. Net cash provided by operating activities increased by $1.1 million to $1.6 million for the three months ended March 31, 2012 compared to $471 thousand for the three months ended March 31, 2011. The improvement was due to the Company achieving a $143 thousand profit for the three months ended March 31, 2012 compared to a loss of $1.2 million for the three months ended March 31, 2011.

          Investing Activities

          Cash used in investing activities reflects the impact of loans and investments acquired for our interest-earning asset portfolios, as well as cash flows from asset sales and the impact of acquisitions. For the three months ended March 31, 2012, we had net cash flows provided by investing activities of $13.6 million compared to $6.2 million for the same period in 2011. The change in cash flows from investing activities was due to a decrease in net loans of $10.2 million and a net decrease of $2.2 million in securities. The Company also had $1.2 million in proceeds from the sale of other real estate owned.

          Financing Activities

          Cash flows from financing activities include transactions and events whereby cash is obtained from depositors, creditors or investors. For the three months ended March 31, 2012, we had net cash flows provided by financing activities of $14.4 million, compared to $9.7 million for the three months ended March 31, 2011. The change in cash flows from financing activities was primarily due to a $13.6 million decrease in net deposit growth for the three months ended March 31, 2012 compared to a $10.9 million decrease in net deposit growth for the three months ended March 31, 2011.

Capital Resources

          The assessment of capital adequacy depends on a number of factors such as asset quality, liquidity, earnings performance, changing competitive conditions and economic forces. We seek to maintain a strong capital base to provide stability to current operations and to promote public confidence. As of March 31, 2012, the Banks exceeded the requirements contained in the applicable regulations, policies and directives pertaining to capital adequacy to be classified as “well capitalized” and are unaware of any material violation or alleged violation of these regulations, policies or directives; however, the poor loan portfolio performance and the related impact on earnings have deteriorated our capital position. Our intent is to strengthen our capital position, and both management and the Board of Directors have had exploratory discussions to determine the availability and cost of additional capital. As of March 31, 2012, Orange Bank’s Tier 1 leverage and total capital to risk weighted assets ratio did not meet the ratios as required by the Bank Resolutions. Based on these discussions and the need to comply with the Bank Resolutions, the Company will likely need to pursue another capital offering within the next 12 months.

          Key to our efforts to maintain existing capital adequacy is the need for the Banks to become profitable by focusing on increasing core earnings and decreasing the levels of adversely classified and nonperforming assets. Management is continuing to pursue a number of strategic alternatives to improve the core earnings of the Banks and to reduce the level of classified assets such as consolidating the Banks’ charter and redefining our credit organization. While we have recently withdrawn our application to merge the Banks, we expect to submit a new application to merge the Banks when Orange Bank’s capital ratios exceed the heightened minimum ratios. Current market conditions for banking institutions, the overall uncertainty in financial markets and the Banks’ high level of nonperforming assets are impediments to the success of these strategies. If current adverse market factors continue for a prolonged period of time, new adverse market factors emerge, and/or the Banks are unable to successfully execute plans in a sufficient and timely manner, it could have a material adverse effect on the Banks’ business, results of operations and financial position, as well as result in further supervisory actions from our regulators.

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

          For a foreseeable period of time, our principal source of cash revenues will be dividends paid by the Banks to us with respect to their common stock. There are certain restrictions on the payment of these dividends imposed by federal banking laws, regulations and authorities. See the sections of our Annual Report on Form 10-K captioned “Item 1. Business-Regulatory Considerations – The Banks – Dividends”.

          As described in Note 10, we have adopted certain board resolutions in consultation with our regulators. Pursuant to these resolutions, we have agreed to preserve capital by agreeing to place restrictions on our ability to declare and pay dividends, issue debt, repurchase shares of stock, or make other distributions. See Note 10 for further discussion.

Off-Balance Sheet Arrangements

          We do not currently engage in the use of derivative instruments to hedge interest rate risks. However, we are a party to financial instruments with off-balance sheet risks in the normal course of business to meet the financing needs of our customers.

          At March 31, 2012, we had approximately $52.2 million in commitments to extend credit and $3.2 million in standby letters of credit. Commitments to extend credit are agreements to lend to a customer so long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Standby letters of credit are conditional commitments issued by us to guarantee the performance of a customer to a third party. We use the same credit policies in establishing commitments and issuing letters of credit as we do for on-balance sheet instruments.

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

          See Market Risk in Management’s Discussion and Analysis of Financial Condition and Results of Operations, above, which is incorporated herein by reference. Management has determined that no additional disclosures are necessary to assess changes in information about market risk that have occurred since December 31, 2011.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

          As of March 31, 2012, the end of the period covered by this Form 10-Q, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that as of March 31, 2012, the end of the period covered by this Form 10-Q, we maintained effective disclosure controls and procedures.

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

          In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our 2011 Form 10-K, as updated in our subsequent quarterly reports. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K, except for the following:

We have filed to deregister our common stock under the Exchange Act, which could negatively affect the liquidity and trading prices of our common stock and result in less disclosure about the Company.

          Given the increasing cost and resource demands of being a public company, we have decided to deregister our common stock under the Exchange Act and “go dark”, as permitted under the Jumpstart Our Business Startups Act (JOBS Act) enacted in April 2012. By going dark, our obligations to file reports with the SEC (including periodic reports and proxy statements) will cease and we expect that there will be a substantial decrease in the liquidity in our common stock. Further, the market’s interpretation of our motivation for “going dark” could vary from cost savings, to negative changes in our prospects, to serving insider interests, all of which may affect the overall price and liquidity of our common stock and our ability to raise capital on terms acceptable to us or at all. Investors may find it more difficult to dispose of our common stock, and the ability of our shareholders to sell our securities in the secondary market may be materially limited.

Orange Bank did not comply with the heightened minimum capital requirements by the March 19, 2012 deadline as required by the Bank Resolutions and may result in further regulatory enforcement actions against us or require us to undertake efforts to increase Orange Bank’s regulatory capital levels.

          The Bank Resolutions adopted by Orange Bank required Orange Bank to, among other things, increase its Tier 1 capital ratio to at least 8% and increase its total risk-based capital to at least 12% by March 19, 2012. The Bank was not in compliance with the heightened minimum capital requirements by the March 19, 2012 deadline. During the pendency of the subsidiary bank merger transaction, Orange Bank notified the FDIC and OFR that it would not meet the board agreed capital rations by the specified time. At December 31, 2011, the Bank had a Tier 1 leverage ratio of 6.9% and a total risk based capital ratio of 10.7%. At March 31, 2012, Orange Bank’s Tier 1 leverage capital was approximately 7.5% and its total risk-based capital ratio was approximately 11.1%. We are considering strategic alternatives intended to allow Orange Bank to achieve and maintain the prescribed minimum regulatory capital levels, including but not limited to potentially pursuing a capital raising initiative. However, Orange Bank’s failure to satisfy the capital requirements of the Bank Resolutions by the March 19, 2012 deadline could result in further enforcement actions being taken by our regulators, including but not limited to imposing further operating restrictions on us or Orange Bank, requiring us to raise additional capital. Any further enforcement actions taken by our regulators could have a materially adverse effect on our financial condition and results of operations.

We will pursue additional capital resources in the future and these capital resources may not be available on acceptable terms or at all.

          The Bank Resolutions entered into by our subsidiary Banks, among other things, contain capital directives that impose heightened capital requirements on both of our subsidiary Banks. Failure to comply with the terms of the Bank Resolutions could result in significant enforcement actions against us of increasing severity. Under the terms of the Bank Resolutions, Floridian Bank is required to maintain a Tier 1 leverage capital ratio of at least 8% and a total risk-based capital ratio of at least 12%. Orange Bank is required to maintain a Tier 1 capital ratio and total risk based capital ratio of at least 8% and 12%, respectively, not later than March 19, 2012. As of March 31, 2012, Floridian Bank met the minimum levels required by the Bank Resolutions. Orange Bank is currently not in compliance with its Bank Resolution and is reviewing alternatives for increasing its capital position.

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

Period	Total number of shares purchased		Average price paid per share	Total number of shares purchased as part of our share purchase program	Maximum Number of shares that may yet be purchased under our share purchase program

January 1, 2012 to January 31, 2012	—		—	—	—
February 1, 2012 to February 29, 2012	—		—	—	—
March 1, 2012 to March 31, 2012	911	(1)	$5.50	14,679	285,321
Total	911		$5.50	14,679	285,321

(1)	The shares were purchased as part of the Bank’s employee stock purchase plan.

Item 6.	Exhibits

       (A)     Exhibits

31.1	Certification of Thomas H. Dargan, Jr., Chairman and Chief Executive Officer of Floridian Financial Group, Inc., Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Jorge F. Sanchez, Executive Vice President and Chief Financial Officer of Floridian Financial Group, Inc., Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Certification pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned Chief Financial Officer hereunto duly authorized.

FLORIDIAN FINANCIAL GROUP, INC.
(Registrant)

By:	/s/ Jorge F. Sanchez
Jorge F. Sanchez
Executive Vice President and Chief Financial Officer
(Mr. Sanchez is the Principal Financial Officer and has been duly authorized to sign on behalf of the Registrant)

Date: May 15, 2012

Exhibit Index

31.1	Certification of Thomas H. Dargan, Jr., Chief Executive Officer of Floridian Financial Group, Inc., Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Jorge F. Sanchez, Executive Vice President and Chief Financial Officer of Floridian Financial Group, Inc., Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Certification pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document