Form 10-Q
period 2012-06-30
FLORIDIAN FINANCIAL GROUP INC
filed 2012-08-14
CIK 1349593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2012

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

At July 31, 2012, 6,180,332 shares of the Registrant’s Common Stock, $5.00 par value, were outstanding.

1

FLORIDIAN FINANCIAL GROUP, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED JUNE 30, 2012

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

Our ability to achieve our financial objectives could be adversely affected by the factors discussed in detail in Part I, Item 2., “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and Part II, Item 1A., “Risk Factors” in this Quarterly Report on Form 10-Q, the following sections of our Annual Report on Form 10-K for the year ended December 31, 2011 (the “Annual Report”): (a) “Introductory Note” in Part I, Item 1. “Business,” (b) “Risk Factors” in Part I, Item 1A. as updated in our subsequent quarterly reports on Form 10-Q; and (c) “Introduction” in Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in Part II, Item 7, as well as:

▪	our ability to lower our expenses;

▪	the effects of our decision to deregister our common stock from the Securities Exchange Act of 1934, as amended, and “go dark”;

▪	our ability to comply with the board resolutions and memorandum of understanding as required to be adopted by our regulators, including the heightened capital ratios;

▪	our need and our ability to incur additional debt or equity financing;

▪	the accuracy of our financial statement estimates and assumptions, including our allowance for loan losses;

▪	our ability to comply with increased capital requirements imposed by our regulators, including the effects of Basel III;

▪	the loss of our key personnel;

▪	the effects of our lack of a diversified loan portfolio, including the risk of geographic concentration;

▪	legislative or regulatory changes, including the Dodd-Frank Wall Street Reform and Consumer Protection Act;

▪	the strength of the United States economy in general and the strength of the local economies in which we conduct operations;

▪	the frequency and magnitude of foreclosure of our loans;

▪	our ability to successfully manage liquidity risk;

▪	the effects of the health and soundness of other financial institutions, including the FDIC’s need to increase Deposit Insurance Fund assessments;

▪	our ability to comply with the extensive laws and regulations to which we are subject;

▪	inflation, interest rate, market and monetary fluctuations;

▪	our customers’ willingness and ability to make timely payments on their loans;

▪	increased competition and its effect on pricing, including the effect of the repeal of the prohibition on paying interest on demand deposits, on our net interest margin;

▪	fluctuations in collateral values;

▪	effect of changes in the stock market and other capital markets;

▪	the effects of harsh weather conditions, including hurricanes;

▪	the effects of man-made disasters;

▪	our ability to support our overhead expenses;

▪	changes in the securities and real estate markets;

▪	technological changes;

▪	changes in monetary and fiscal policies of the U.S. Government;

▪	the effects of security breaches and computer viruses that may affect our computer systems;

▪	changes in consumer spending and saving habits;

▪	changes in accounting principles, policies, practices or guidelines;

▪	anti-takeover provisions under Federal and state law as well as our Articles of Incorporation and our bylaws;

▪	other risks described from time to time in our filings with the SEC; and

▪	our ability to manage the risks involved in the foregoing.

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

Floridian Financial Group, Inc., and Subsidiaries

Condensed Consolidated Balance Sheets
June 30, 2012 and December 31, 2011 (Unaudited)
(Dollars in Thousands)

	June 30, 2012	December 31, 2011
Assets
Cash and due from banks	$6,800	$8,930
Federal funds sold	3,825	3,550
Interest bearing deposits	12,673	20,367
Total cash and cash equivalents	23,298	32,847
Securities available for sale	72,245	73,136
Securities held to maturity (Fair value of $1,013 at December 31, 2011)	—	1,002
Other investments	100	100
Loans, net of allowance for loan losses of $7,678 and $6,566 at June 30, 2012 and December 31, 2011, respectively	281,815	305,088
Property and equipment, net	14,303	14,670
Bank owned life insurance	11,572	11,411
Intangible assets, net	1,105	1,201
Other real estate owned	3,849	5,129
Other assets	2,519	4,975
Total assets	$410,806	$449,559

Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Noninterest bearing demand	$93,319	$83,909
Savings, NOW and money market	144,920	149,945
Time deposits under $100	58,647	87,090
Time deposits of $100 or more	58,492	72,782
Total deposits	355,378	393,726
Other borrowings	13,105	13,955
Other liabilities	1,793	2,101
Total liabilities	370,276	409,782

Shareholders’ Equity
Preferred stock, $5 par value, 1,000,000 shares authorized; none outstanding	—	—
Common stock, $5 par value, 100,000,000 shares authorized; 6,180,332 and 6,179,240 shares issued and outstanding as of June 30, 2012 and December 31, 2011, respectively	30,902	30,896
Additional paid-in capital	38,490	38,397
Retained deficit	(28,923)	(29,966)
Accumulated other comprehensive income	61	450
Total shareholders’ equity	40,530	39,777
Total liabilities and shareholders’ equity	$410,806	$449,559

See Notes to Unaudited Condensed Consolidated Financial Statements.

Floridian Financial Group, Inc. and Subsidiaries

Consolidated Statements of Operations and Other Comprehensive Income (Unaudited)
For the Three and Six Month Periods Ended June 30, 2012 and 2011
(Dollars in Thousands)

	For the three months ended June 30,		For the six months ended June 30,
	2012	2011	2012	2011
Interest income:
Interest and fees on loans	$3,551	$3,867	$7,467	$7,754
Interest on securities	239	345	539	705
Interest on federal funds sold	2	3	4	4
Other interest	15	32	30	56
Total interest income	3,807	4,247	8,040	8,519

Interest expense:
Interest on deposits	637	1,002	1,343	2,003
Other interest	28	65	58	130
Total interest expense	665	1,067	1,401	2,133
Net interest income	3,142	3,180	6,639	6,386
Provision for loan losses	286	30	1,416	1,197
Net interest income after provision for loan losses	2,856	3,150	5,223	5,189

Noninterest income:
Other noninterest income	352	328	699	635
Gain on sale of securities	772	—	909	—
Gain on sale of other assets	—	42	17	51
Total noninterest income	1,124	370	1,625	686
Noninterest expense:
Salaries and employee benefits	1,276	1,654	2,230	3,328
Occupancy and equipment expenses	709	681	1,356	1,406
FDIC insurance	154	158	339	382
Data processing	397	359	785	734
Other real estate expense	152	177	336	217
Professional fees	214	253	439	495
Credit and collection expense	30	82	45	173
Core deposit intangible amortization	48	48	96	96
Other operating expenses	100	106	179	227
Total noninterest expense	3,080	3,518	5,805	7,058
Income (loss) before income taxes	900	2	1,043	(1,183)
Income tax	—	175	—	175
Net income (loss)	$900	$(173)	$1,043	$(1,358)

Basic and diluted net income (loss) per share	$0.15	$(0.03)	$0.17	$(0.22)
Average basic and diluted shares outstanding	6,179,638	6,201,256	6,179,699	6,201,782

Other comprehensive income:
Net income (loss)	$900	$(173)	$1,043	$(1,358)
Change in unrealized holding gains on securities available for sale, net of tax	(541)	1,276	(389)	1,415
Comprehensive income	359	1,103	654	57

See Notes to Unaudited Condensed Consolidated Financial Statements

Floridian Financial Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Shareholders’ Equity
For the Six Months Ended June 30, 2012 and 2011 (Unaudited)
(Dollars in Thousands)

	Common Stock Par Value	Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at December 31, 2010	$30,999	$38,148	$(27,839)	$(1,205)	$40,103
Net loss	—	—	(1,358)	—	(1,358)
Change in unrealized gains on securities available for sale, net of income tax	—	—	—	1,415	1,415
Sale of 3,522 shares of common stock to employee benefit plan and 1,319 shares for employee stock purchase plan	25	13	—	—	38
Issuance of 3,280 shares of common stock in lieu of director fees	16	14	—	—	30
Retirement of 19,000 shares of common stock	(95)	(9)	—	—	(104)
Share-based compensation	—	140	—	—	140
Balance at June 30, 2011	$30,945	$38,304	$(29,195)	$210	$40,264

Balance at December 31, 2011	$30,896	$38,397	$(29,966)	$450	$39,777
Net income	—	—	1,043	—	1,043
Change in unrealized gains on securities available for sale, net of income tax	—	—	—	(389)	(389)
Sale of a net 181 shares of common stock to employee benefit plan and 911 shares to employee stock purchase plan	6	1	—	—	7
Share-based compensation	—	92	—	—	92
Balance at June 30, 2012	$30,902	$38,490	$(28,923)	$61	$40,530

See Notes to Unaudited Condensed Consolidated Financial Statements.

Floridian Financial Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)
For the Six Months Ended June 30, 2012 and 2011
(Dollars in Thousands)

	For the six months ended
	June 30, 2012	June 30, 2011

Cash Flows From Operating Activities
Net income (loss)	$1,043	$(1,358)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for loan losses	1,416	1,197
Impairment of other real estate owned, net	166	112
Depreciation expense	439	520
Amortization expense	96	96
Net accretion of securities	592	82
Share-based compensation and director fees	92	171
Realized gain on sales of available for sale securities	(909)	—
Realized gain on sales of other assets	(17)	(51)
Increase in cash surrender value	(161)	(170)
Decrease in deferred tax assets	—	175
Decrease in accrued interest receivable	191	218
Increase (decrease) in accrued interest payable	(23)	33
Decrease other	1,983	478
Net cash provided by operating activities	4,908	1,503
Cash Flows From Investing Activities
Purchases of securities available for sale	(43,327)	(5,000)
Sales, maturities and calls on securities available for sale	44,146	6,865
Sales, maturities and calls on securities held to maturity	1,002	4,000
Net decrease (increase) in loans	21,739	(581)
Purchases of property and equipment, net	(72)	(2,402)
Proceeds from sale of other real estate owned	1,246	451
Net cash provided by investing activities	24,734	3,333
Cash Flows From Financing Activities
Net increase (decrease) in deposits	(38,348)	27,438
Net increase (decrease) in borrowings	(850)	1,201
Retirement of stock	—	(104)
Proceeds from sale of stock	7	38
Net cash provided by (used in) financing activities	(39,191)	28,573
Net increase in cash and cash equivalents	(9,549)	33,409
Cash and cash equivalents
Beginning of period	32,847	61,872
End of period	$23,298	$95,281

Supplemental Disclosures of Cash Flow Information and noncash transactions

	For the six months ended
	June 30, 2012	June 30, 2011

Interest paid	$1,424	$2,100
Income taxes paid	$—	$—

Loans transferred to other real estate owned	$132	$7,071

See Notes to Unaudited Condensed Consolidated Financial Statements.

Floridian Financial Group, Inc. and Subsidiaries

Note 1.	Nature of Business and Summary of Significant Accounting Policies

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

Basis of Financial Statement Presentation: The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its Banks. Significant intercompany accounts and transactions have been eliminated in consolidation. The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America and general practices within the financial services industry. The accompanying interim period adjustments, which are necessary for a fair presentation of the consolidated financial statements, have been included. The results of operations for the six months ended June 30, 2012 are not necessarily indicative of the results which may be expected for the year as a whole or any interim period. The interim period consolidated financial statements and financial information included in this quarterly report on Form 10-Q should be read in conjunction with the notes to the consolidated financial statements included in the Company’s annual report on Form 10-K.

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

Securities available for sale which are used for asset/liability, liquidity and other funds management purposes have indefinite holding periods and are accounted for on a fair value basis with net unrealized gains and losses included in other comprehensive income net of tax. Declines in the fair value of securities available for sale that are deemed to be other than temporary are reflected in earnings as realized losses. In estimating other-than-temporary impairment losses, management considers: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer including an evaluation of credit ratings, (3) the impact of changes in market interest rates, (4) the intent of the Company to sell a security, and (5) whether it is more likely than not the Company will have to sell the security before recovery of its cost basis. If the Company intends to sell an impaired security, the Company records an other-than-temporary loss in the amount equal to the entire difference between the fair value and amortized cost. If a security is determined to be other-than-temporarily impaired, but the Company does not intend to sell the security, only the credit portion of the estimated loss is recognized in earnings, with the other portion of the loss recognized in other comprehensive income. Amortization and accretion of premiums and discounts are recognized as adjustments to interest income. Realized gains and losses are recognized using the specific identification method.

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

Commercial Loans: All corporate and business purpose loans and lines of credit that are not real estate related are classified as commercial loans. These loans are generally secured by business assets including accounts receivable, inventory, and equipment and may incorporate a personal guarantee. Terms on commercial loans are generally for five years or less with most lines of credit written on an on-demand-basis. The majority of commercial loans have a floating interest rate tied to a published index. As of June 30, 2012, commercial loans represented 14.8% of the loan portfolio.

Commercial Real Estate Loans (“CRE”): CRE represents business purpose loans that are real estate related and secured by real estate. CRE loans are reviewed primarily as cash flow loans and secondarily as loans secured by real estate. CRE loans typically involve higher loan principal amounts and the repayment is generally largely dependent on the successful operations of the real property securing the loan or the business conducted on the property securing the loan. CRE loans may be adversely affected by conditions in the real estate markets or in the general economy than other loan types. As of June 30, 2012,77.2% of the loan portfolio was concentrated in CRE loans.

Residential Real Estate Loans (“RRE”): RRE represents all consumer purpose loans collateralized by one to four family dwellings. RRE loans generally have terms of less than five years and are written on a fixed rate basis. As of June 30, 2012,2.7% of the portfolio was classified as RRE.

Consumer Loans: All non-business purpose loans are considered consumer loans. Consumer loans consist of home equity lines of credit, automobile loans, overdraft loans, loans secured by deposits and securities, and unsecured personal loans. Home Equity represents all consumer open end lines of credit secured by one to four family lines of credit. Consumer loans represent any consumer purpose loans or lines of credit not secured by real estate. As of June 30, 2012, consumer loans represented 5.3% of the portfolio.

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

Troubled Debt Restructuring: The Company considers a loan to be a Troubled Debt Restructuring (“TDR”) when the debtor experiences financial difficulties and a concession is provided such that the Company will not collect all principal or interest in accordance with the original terms of the loan agreement. Concessions can relate to the contractual interest rate, maturity date, or payment structure of the note. As part of our workout plan, the Company at times restructures loan terms to assist borrowers facing challenges in the current economic environment. Loans classified as TDRs include loans on nonaccrual, loans moving to nonaccrual, and loans on an accruing status. The Company evaluates each individual borrower’s financial condition and prospects for repayment under the modified terms prior to restructuring. The evaluation includes but is not limited to the borrower’s capacity and willingness to pay, past payment history, and any secondary sources of payment.

As of June 30, 2012, eight loans totaling $16.0 million were classified as TDRs with $6.6 million classified as nonperforming. As of December 31, 2011, ten loans totaling $17.5 million were classified as TDRs with $971 thousand classified as nonperforming.

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

Cash collections on nonaccrual loans are credited to the loan receivable balance and no interest income is recognized on those loans until the principal balance is current. No accrual loans, after a reasonable period of sustained repayment performance (generally minimum of six months), are re-evaluated for possible return to an accrual status. See Note 4 for a breakdown of the Company’s loan portfolio based on aging.

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

Loans are charged against the allowance for loan losses when management believes that the loss is confirmed. The allowance is an amount that management believes is adequate to absorb losses inherent in the loan portfolio, based on evaluations of the collectability of loans, industry historical loss experience, current economic conditions, portfolio mix, and other factors. During the quarter, the Company changed from a rolling twelve month to a rolling twenty-four month look back period to evaluate and allocate loan losses in regard to the provision.

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

Earnings per share: Basic earnings per share is calculated by dividing net income (loss) by the weighted average number of shares of common stock outstanding for each period presented. Options outstanding at June 30, 2012 and 2011, to purchase 502 thousand and 462 thousand common shares, respectively, were not included in the computation of diluted earnings per share for the three and six months ended June 30, 2012 and 2011, because they were antidilutive.

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

The Banks are required to maintain vault cash and reserve balances with the Federal Reserve Bank based upon a percentage of deposits. These requirements were $1.1 million at June 30, 2012 and $2.5 million at December 31, 2011.

Note 3.	Securities

The amortized cost and estimated fair value of securities with gross unrealized gains and losses follows:

	As of June 30, 2012
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in Thousands)	Cost	Gains	Losses	Value

Securities Available for sale
Debt Securities:
U.S. Government and federal agencies	$1,715	$13	$—	$1,728
States & political subdivisions	534	—	4	530
U.S. Agency REMIC	36,842	78	309	36,611
U.S. Agency MBS	33,093	316	33	33,376
Total securities available for sale	$72,184	$407	$346	$72,245
Securities Held to Maturity
Debt Securities:
U.S. Government and federal agencies	$—	$—	$—	$—
Total securities held to maturity	$—	$—	$—	$—

	As of December 31, 2011
Securities Available for Sale
Debt Securities:
U.S. Government and federal agencies	$13,385	$305	$—	$13,690
States & political subdivisions	1,701	94	—	1,795
U.S. Agency REMIC	38,917	338	217	39,038
U.S. Agency MBS	18,683	18	88	18,613
Total securities available for sale	$72,686	$755	$305	$73,136

Securities Held to Maturity
Debt Securities:
U.S. Government and federal agencies	$1,002	$11	$—	$1,013
Total securities held to maturity	$1,002	$11	$—	$1,013

At June 30, 2012 and December 31, 2011, government obligations with a carrying value of $20.0 million and $20.6 million, respectively, were pledged to secure public deposits and for other purposes required or permitted by law. At June 30, 2012 and December 31, 2011, the carrying amount of securities pledged to secure repurchase agreements was $13.5 million and $12.6 million, respectively.

Floridian Financial Group, Inc. and Subsidiaries

Note 3.	Securities (continued)

The carrying amount of debt securities by contractual maturity at June 30, 2012 follows:

		After 1	After 5
	Within	year through	years Through	Over
(Dollars in Thousands)	1 year	5 years	10 years	10 years	Total

Available for sale, at fair value
U.S. Government and federal agencies	$—	$—	$1,728	$—	$1,728
States & political subdivisions	—	—	530	—	530
U.S. Agency REMIC	—	—	3,437	33,174	36,611
U.S. Agency MBS	—	—	16,849	16,527	33,376
Total	$—	$—	$22,544	$49,701	$72,245

Securities Held to Maturity, at cost
U.S. Government and federal agencies	$—	$—	$—	$—	$—
Total	$—	$—	$—	$—	$—

For the three months ended June 30, 2012 and 2011, proceeds from sales, maturities, and calls of securities available for sale amounted to $34.6 million and $8.2 million, respectively. Gross realized gains amounted to $772 thousand and $0, respectively. There were no gross realized losses for the three months ended June 30, 2012 and 2011.

For the six months ended June 30, 2012 and 2011, proceeds from sales, maturities, and calls of securities amounted to $45.1 million and $10.9 million, respectively. Gross realized gains amounted to $909 thousand and $0, respectively. There were no gross realized losses for the six months ended June 30, 2012 and 2011.

Information pertaining to securities with gross unrealized losses at June 30, 2012 and December 31, 2011 aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	June 30, 2012
	Less Than Twelve Months		Over Twelve Months
	Gross		Gross		Total
	Unrealized		Unrealized		Unrealized
(Dollars in Thousands)	Losses	Fair Value	Losses	Fair Value	Losses
Securities Available for sale
Debt Securities:
States & political subdivisions	$4	$530	$—	$—	$4
U.S. Agency REMIC	309	27,865	—	—	309
U.S. Agency MBS	33	7,576	—	—	33
Total securities available for sale	$346	$35,971	$—	$—	$346

Floridian Financial Group, Inc. and Subsidiaries

Note 3.	Securities (continued)

	December 31, 2011
	Less Than Twelve Months		Over Twelve Months
	Gross		Gross		Total
	Unrealized		Unrealized		Unrealized
(Dollars in Thousands)	Losses	Fair Value	Losses	Fair Value	Losses
Securities Available for sale
Debt Securities:
U.S. Agency REMIC	$217	$23,460	$—	$—	$217
U.S. Agency MBS	88	14,536	—	—	88
Total securities available for sale	$305	$37,996	$—	$—	$305

As of June 30, 2012, the Company’s security portfolio consisted of 42 securities, 21 of which were in an unrealized loss position. Approximately $71.7 million, or 99%, of the debt securities held by the Company were issued by U.S. government-sponsored entities and agencies, primarily Fannie Mae, Freddie Mac and Ginnie Mae, institutions which the government has affirmed its commitment to support. Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these securities and it is likely it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at June 30, 2012.

Note 4.	Loans and Allowance for Loan Losses

Loans were comprised of the following:

(Dollars in Thousands)	June 30, 2012	December 31, 2011

Commercial	$42,890	$44,833
Commercial real estate	223,620	241,648
Residential real estate	7,736	8,542
Consumer loans	15,374	16,745
Total loans	289,620	311,768
Less: Allowance for loan losses	7,678	6,566
Less: Unearned fees	127	114
Net loans	$281,815	$305,088

Floridian Financial Group, Inc. and Subsidiaries

Note 4.	Loans and Allowance for Loan Losses (continued)

Activity in the allowance for loan losses is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Dollars in Thousands)	2012	2011	2012	2011
Beginning balance	$7,221	$8,723	$6,566	$8,010
Loan charge offs:
Commercial	—	125	—	125
Commercial real estate	21	752	439	1,024
Residential real estate	—	250	—	391
Consumer and home equity	—	27	65	206
Total charge-offs	21	1,154	504	1,746

Recoveries:
Commercial	7	90	9	91
Commercial real estate	164	25	168	160
Residential real estate	—	—	—	—
Consumer and home equity	21	1	23	3
Total recoveries	192	116	200	254

Provision for loan losses:
Commercial	(84)	(420)	35	—
Commercial real estate	416	141	1,604	491
Residential real estate	(15)	396	(22)	396
Consumer and home equity	(35)	(97)	29	280
Unallocated	4	10	(230)	30
Total provision	286	30	1,416	1,197

Ending balance	$7,678	$7,715	$7,678	$7,715

Allowance / Total Loans	2.7%	2.5%	2.7%	2.5%
Net Charge-Offs / Average Loans	(0.1)%	0.3%	0.1%	1.0%
Allowance / Nonperforming Loans	76.0%	87.5%	76.0%	87.5%

Floridian Financial Group, Inc. and Subsidiaries

Note 4.	Loans and Allowance for Loan Losses (continued)

The following presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and is based on impairment method as of June 30, 2012 and December 31, 2011:

	As of June 30, 2012
		Commercial	Residential
		Real	Real	Home
(Dollars in Thousands)	Commercial	Estate	Estate	Equity	Consumer	Unallocated	Total
Ending allowance for loan losses:
Individually evaluated for impairment	$—	$2,310	$—	$—	$—	$—	$2,310
Collectively evaluated for impairment	787	4,174	113	270	20	4	5,368
Total ending allowance balance	$787	$6,484	$113	$270	$20	$4	$7,678

Loans:
Individually evaluated for impairment	$—	$21,176	$—	$—	$—	$—	$21,176
Collectively evaluated for impairment	42,890	202,444	7,736	13,689	1,685	—	268,444
Total ending loan balance	$42,890	$223,620	$7,736	$13,689	$1,685	$—	$289,620

	As of December 31, 2011
		Commercial	Residential
		Real	Real	Home
(Dollars in Thousands)	Commercial	Estate	Estate	Equity	Consumer	Unallocated	Total
Ending allowance for loan losses:
Individually evaluated for impairment	$—	$255	$—	$—	$—	$—	$255
Collectively evaluated for impairment	743	4,896	135	246	57	234	6,311
Total ending allowance balance	$743	$5,151	$135	$246	$57	$234	$6,566

Loans:
Individually evaluated for impairment	$—	$23,622	$—	$23	$—	$—	$23,645
Collectively evaluated for impairment	44,833	218,026	8,542	14,210	2,512	—	288,123
Total ending loan balance	$4,833	$241,648	$8,542	$14,233	$2,512	$—	$311,768

Floridian Financial Group, Inc. and Subsidiaries

Note 4.	Loans and Allowance for Loan Losses (continued)

The following presents loans individually evaluated for impairment by class of loans as of June 30, 2012 and December 31, 2011:

	As of June 30, 2012
	Unpaid		Allowance for Loan	Average	Interest	Cash Basis Interest
	Principal	Recorded	Losses	Recorded	Income	Income
(Dollars in Thousands)	Balance	Investment	Allocated	Investment	Recognized	Recognized
With no related allowance recorded:
Commercial	$—	$—	$—	$289	$—	$—
Commercial real estate
Construction and land	6,527	3,008	—	3,080	52	—
Non-owner occupied	3,614	1,260	—	1,206	20	—
Owner occupied	3,255	2,091	—	2,039	30	—
Residential	—	—	—	—	—	—
Home equity	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Total	13,396	6,359	—	6,614	102	—

With an allowance recorded:
Commercial	—	—	—	—	—	—
Commercial real estate
Construction and land	940	412	53	381	5	—
Non-owner occupied	7,545	7,545	1,939	7,592	102	—
Owner occupied	6,860	6,860	318	6,854	64	—
Residential	—	—	—	—	—	—
Home equity	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Total	15,345	14,817	2,310	14,827	171	—

Total	$28,741	$21,176	$2,310	$21,441	$273	$—

Floridian Financial Group, Inc. and Subsidiaries

Note 4.	Loans and Allowance for Loan Losses (continued)

	As of December 31, 2011
	Unpaid		Allowance for Loan	Average	Interest	Cash Basis Interest
	Principal	Recorded	Losses	Recorded	Income	Income
(Dollars in Thousands)	Balance	Investment	Allocated	Investment	Recognized	Recognized
With no related allowance recorded:
Commercial	$—	$—	$—	$239	$—	$—
Commercial real estate
Construction and land	9,825	4,776	—	9,640	40	—
Non-owner occupied	10,026	8,391	—	9,956	199	—
Owner occupied	3,295	2,079	—	3,265	61	—
Residential	—	—	—	—	—	—
Home equity	59	23	—	23	—	—
Consumer	—	—	—	—	—	—
Total	23,205	15,269	—	23,123	300	—

With an allowance recorded:
Commercial	—	—	—	—	—	—
Commercial real estate
Construction and land	—	—	—	—	—	—
Non-owner occupied	2,177	1,500	10	2,177	158	—
Owner occupied	6,876	6,876	245	6,860	49	—
Residential	—	—	—	—	—	—
Home equity	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Total	9,053	8,376	255	9,037	207	—

Total	$32,258	$23,645	$255	$32,160	$507	$—

No additional funds are committed to be advanced in connection with impaired loans.

Floridian Financial Group, Inc. and Subsidiaries

Note 4.	Loans and Allowance for Loan Losses (continued)

Impaired loans include TDRs of $16.0 million and $17.5 million at June 30, 2012 and December 31, 2011, respectively. As of June 30, 2012,there were three nonperforming TDRs with an outstanding balance of $6.6 million compared to December 31, 2011,when two loans totaling $971 thousand were classified as nonperforming TDRs.

During the three months ended June 30, 2012, no loans were classified by the Banks as TDRs. During the six months ended June 30, 2012, the Banks classified one CRE loan with an aggregate outstanding balance both before and after the modification, of $510 thousand as a TDR. The Bank reduced the interest rate on the loan and modified the payment to interest only. The Banks had no commitments to lend additional funds for loans classified as TDRs at June 30, 2012. No TDRs defaulted within 12 months of being restructured.

The following presents the recorded investment in nonaccrual loans and loans past due over 90 days and still accruing by class of loans as of June 30, 2012 and December 31, 2011:

	June 30, 2012		December 31, 2011

		Loans Past		Loans Past
		Due Over 90		Due Over 90
		Days Still		Days Still
(Dollars in Thousands)	Nonaccrual	Accruing	Nonaccrual	Accruing

Commercial	$—	$—	$—	$—
Commercial real estate
Construction and land	1,885	—	4,777	—
Non-owner occupied	7,304	—	2,245	471
Owner occupied	868	—	842	—
Residential	—	—	—	—
Home equity	47	—	71	—
Consumer	—	—	—	—
Total	$10,104	$—	$7,935	$471

Nonaccruing loans totaled $10.1 million and $7.9 million at June 30, 2012 and December 31, 2011, respectively. Interest income on nonaccrual loans is recognized on a cash basis when the ultimate collectability is no longer considered doubtful. Cash collected on nonaccrual loans is applied against the principal balance or recognized as interest income based upon management’s expectations as to the ultimate collectability of principal and interest in full. If interest on nonaccruing loans had been recognized on a fully-accruing basis, interest income recorded would have been $148 thousand and $453 thousand higher for the quarter ended June 30, 2012 and the year ended December 31, 2011, respectively. As of June 30, 2012, there were no loans past due 90 days or more and still accruing interest income. The one loan past due 90 days or more as of December 31, 2011 represented a matured loan that was subsequently renewed.

Floridian Financial Group, Inc. and Subsidiaries

Note 4.	Loans and Allowance for Loan Losses (continued)

The following presents the aging of the recorded investment in past due loans as of June 30, 2012 and December 31, 2011 by class of loans:

	June 30, 2012

	30 – 59	60 – 89	90 Days
	Days	Days	or Greater	Total	Loans Not
(Dollars in Thousands)	Past Due	Past Due	Past Due	Past Due	Past Due

Commercial	$24	$100	$—	$124	$42,766
Commercial real estate
Construction and land	—	—	1,879	1,879	36,318
Non-owner occupied	—	—	1,260	1,260	90,136
Owner occupied	—	—	368	368	93,659
Residential	—	—	—	—	7,736
Home equity	—	49	—	49	13,640
Consumer	12	—	—	12	1,673
Total	$36	$149	$3,507	$3,692	$285,928

	December 31, 2011

	30 - 59	60 - 89	90 Days
	Days	Days	Or Greater	Total	Loans Not
(Dollars in Thousands)	Past Due	Past Due	Past Due	Past Due	Past Due

Commercial	$1,500	$—	$—	$1,500	$43,333
Commercial real estate
Construction and land	—	—	3,283	3,283	39,156
Non-owner occupied	399	—	2,716	3,115	96,185
Owner occupied	—	—	842	842	99,067
Residential	—	501	—	501	8,041
Home equity	—	—	71	71	14,162
Consumer	4	3	—	7	2,505
Total	$1,903	$504	$6,912	$9,319	$302,449

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

As of June 30, 2012 and December 31, 2011, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

	June 30, 2012

		Special				Not
(Dollars in Thousands)	Pass	Mention	Substandard	Doubtful	Loss	Rated
Commercial	$40,209	$2,480	$201	$—	$—	$—
Commercial real estate
Construction and land	34,777	—	3,420	—	—	—
Non-owner occupied	84,091	—	7,305	—	—	—
Owner occupied	80,824	5,065	8,138	—	—	—
Residential	7,736	—	—	—	—	—
Home equity	13,642	—	47	—	—	—
Consumer	1,685	—	—	—	—	—
Total	$262,964	$7,545	$19,111	$—	$—	$—

	December 31, 2011

		Special				Not
(Dollars in Thousands)	Pass	Mention	Substandard	Doubtful	Loss	Rated
Commercial	$44,628	$—	$205	$—	$—	$—
Commercial real estate
Construction and land	37,663	—	4,776	—
Non-owner occupied	90,909	—	8,391	—	—	—
Owner occupied	86,663	5,115	8,131	—	—	—
Residential	8,542	—	—	—	—	—
Home equity	14,162	—	71	—	—	—
Consumer	2,512	—	—	—	—	—
Total	$285,079	$5,115	$21,574	$—	$—	$—

Floridian Financial Group, Inc. and Subsidiaries

Note 4.	Loans and Allowance for Loan Losses (continued)

The following presents the recorded investment in residential and consumer loans based on payment activity as of June 30, 2012 and December 31, 2011:

	June 30, 2012

		Home
(Dollars in Thousands)	Residential	Equity	Consumer
Performing	$7,736	$13,642	$1,685
Nonperforming	—	47	—
Total	$7,736	$13,689	$1,685

	December 31, 2011

		Home
(Dollars in Thousands)	Residential	Equity	Consumer
Performing	$8,542	$14,162	$2,512
Nonperforming	—	71	—
Total	$8,542	$14,233	$2,512

Note 5.	Commitments and Contingencies

Financial instruments with off-balance-sheet risk: The financial statements do not reflect various commitments and contingent liabilities that arise in the normal course of business to meet the financing needs of customers. These include commitments to extend credit and honor stand-by letters of credit. These instruments involve, to varying degrees, elements of credit, interest rate and liquidity risks in excess of amounts reflected in the balance sheets. The extent of the Banks’ involvement in these commitments or contingent liabilities is expressed by the contractual, or notional, amounts of the instruments. Commitments to extend credit, which amount to $50.8 million and $57.2 million at June 30, 2012 and December 31, 2011, respectively, represent agreements to lend to customers with fixed expiration dates or other termination clauses.

Since many commitments are expected to expire without being funded, committed amounts do not necessarily represent future liquidity requirements. The amount of collateral obtained, if any, is based on management’s credit evaluation in the same manner as though an immediate credit extension were to be granted.

Stand-by letters of credit are conditional commitments issued by the Banks guaranteeing the performance of a customer to a third party. The decision whether to guarantee such performance and the extent of collateral requirements are made considering the same factors as are considered in credit extensions. Stand-by letters of credit totaling $2.6 and $3.2 million were outstanding as of June 30, 2012 and December 31, 2011, respectively.

Lines of credit: At June 30, 2012 and December 31, 2011, the Banks had federal funds lines of credit available from their correspondent banks of $30.4 and $30.3 million, respectively. At these dates, there were no outstanding draws under these lines. The highest single day borrowing under these lines was $8.1 million during the six months ended June 30, 2012.

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

Quantitative measures established by regulation to ensure capital adequacy require the Banks to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations), to risk-weighted assets (as defined), and Tier 1 capital (as defined), to average assets (as defined). As of June 30, 2012 and December 31, 2011, the Banks meet all capital adequacy requirements to be classified as “well capitalized” under prompt corrective action provisions and meet all capital adequacy requirements to which they are subject.

	Actual		For Capital Adequacy Purposes		To be Considered Well Capitalized by Prompt Corrective Action
	Amount	Ratio	Amount	Ratio	Amount		Ratio (1)
As of June 30, 2012
Total capital (to risk-weighted assets)
Consolidated	$43,505	13.3%	$26,221	8%	$	NA	NA
Floridian Bank (2)	$14,443	12.7%	$9,105	8%		$11,382	10%
Orange Bank of Florida	$25,079	11.9%	$16,847	8%		$21,059	10%

Tier 1 capital (to risk-weighted assets)
Consolidated	$39,364	12.0%	$13,111	4%	$	NA	NA
Floridian Bank (2)	$13,013	11.4%	$4,552	4%		$6,869	6%
Orange Bank of Florida	$22,409	10.6%	$8,424	4%		$12,635	6%

Tier 1 capital (to average assets)
Consolidated	$39,364	9.3%	$16,876	4%	$	NA	NA
Floridian Bank (2)	$13,013	9.0%	$5,813	4%		$7,266	5%
Orange Bank of Florida	$22,409	8.2%	$10,905	4%		$13,631	5%

(1) As discussed in Note 10 below, effective September 30, 2012, Orange Bank must meet enhanced Tier 1 Capital and Total Risk-Based Capital ratios. At June 30, 2012, Orange Bank had met its enhanced Tier 1 leverage ratio requirement (see Note 10). However, the Bank’s total risk based capital ratio of 11.9% was a tenth of a percent below the 12.0% requirement. At December 31, 2011, the Bank had a Tier 1 leverage ratio of 6.9% and a total risk based capital ratio of 10.7%.

(2) The Company recently received notice from its regulators that a previous capital contribution from the Company to Floridian Bank in the form of Bank Owned Life Insurance (“BOLI”) was being disallowed for regulatory capital purposes. The above ratios reflect this disallowance.

Floridian Financial Group, Inc. and Subsidiaries

Note 6.	Regulatory Capital Matters (continued)

	Actual		For Capital Adequacy Purposes			To be Considered Well Capitalized by Prompt Corrective Action
	Amount	Ratio	Amount		Ratio	Amount		Ratio
As of December 31, 2011
Total capital (to risk-weighted assets)
Consolidated	$42,545	12.1%	$	NA	NA	$	NA	NA
Floridian Bank	$14,991	12.5%		$9,560	8%		$11,950	10%
Orange Bank of Florida	$24,625	10.7%		$18,355	8%		$22,943	10%

Tier 1 capital (to risk-weighted assets)
Consolidated	$38,126	10.9%	$	NA	NA	$	NA	NA
Floridian Bank	$13,495	11.3%		$4,780	4%		$7,170	6%
Orange Bank of Florida	$21,732	9.5%		$9,177	4%		$13,766	6%

Tier 1 capital (to average assets)
Consolidated	$38,126	8.1%	$	NA	NA	$	NA	NA
Floridian Bank	$13,495	9.0%		$6,032	4%		$7,541	5%
Orange Bank of Florida	$21,732	6.9%		$12,607	4%		$16,007	5%

Pursuant to Floridian Bank’s regulatory board resolutions (the “Bank Resolution”) and Orange Bank’s regulatory Memorandum of Understanding (the “MOU”), the Banks are required to maintain a minimum Tier 1 capital to average assets ratio of 8% and total capital to risk-weighted assets of 12%. As of June 30, 2012, Floridian Bank met the minimum capital requirement as required by the Bank Resolution. Orange Bank met the Tier 1 capital to average assets ratio but at 11.9% was slightly below the total capital to risk-weighted assets ratio requirement. Orange Bank is continuing to review alternatives to improve its capital position. Orange Bank has until September 30, 2012, to meet the enhanced requirements.

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

Off-balance-sheet instruments: Loan commitments and standby letters of credit are negotiated at current market rates and are relatively short-term in nature. Therefore, their estimated fair value approximates the fees charged and is nominal at June 30, 2012 and December 31, 2011.

Floridian Financial Group, Inc. and Subsidiaries

Note 7.	Fair Values of Financial Instruments (continued)

Financial Instruments Recorded at Fair Value on a Recurring Basis

The following table sets forth the Company’s assets and liabilities which are carried at fair value on a recurring basis as of June 30, 2012 and December 31, 2011, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	June 30, 2012
(Dollars in Thousands)	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total at Fair Value
Securities available for sale
Debt securities:
U.S. Government and federal agencies	$—	$1,728	$—	$1,728
States & political subdivisions	—	530	—	530
U.S. Agency REMIC	—	36,611	—	36,611
U.S. Agency MBS	—	33,376	—	33,376
Total securities available for sale	$—	$72,245	$—	$72,245

	December 31, 2011
	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total at Fair Value
Securities available for sale
Debt securities:
U.S. Government and federal agencies	$—	$13,690	$—	$13,690
States & political subdivisions	—	1,795	—	1,795
U.S. Agency REMIC	—	39,038	—	39,038
U.S. Agency MBS	—	18,613	—	18,613
Total securities available for sale	$—	$73,136	$—	$73,136

Floridian Financial Group, Inc. and Subsidiaries

Note 7.	Fair Values of Financial Instruments (continued)

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

The fair values of assets measured at fair value on a nonrecurring basis are as follows at June 30, 2012 and December 31, 2011:

	June 30, 2012
(Dollars in Thousands)	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Impaired loans	$—	$—	$3,860
Other real estate owned	$—	$—	$3,849

	December 31, 2011
(Dollars in Thousands)	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Impaired loans	$—	$—	$5,913
Other real estate owned	$—	$—	$5,129

Provisions for loan losses of $2.3 million and $1.1 million were recorded on impaired loans during the six months ended June 30, 2012 and 2011, respectively.

Write-downs of $166 thousand and $641 thousand were recorded on other real estate owned during the six months ended June 30, 2012 and 2011, respectively.

Floridian Financial Group, Inc. and Subsidiaries

Note 7.	Fair Values of Financial Instruments (continued)

Following is a summary of the carrying amounts and approximate fair values of the Company’s financial instruments at June 30, 2012 and December 31, 2011. The fair value estimates presented are based on pertinent information available to management as of June 30, 2012 and December 31, 2011. Although management is not aware of any factors that would significantly affect the estimated fair values, they have not been comprehensively revalued for purposes of these financial statements since the statement of financial condition date and therefore, current estimates of fair value may differ significantly from the amounts disclosed.

	June 30, 2012 Fair Value Measurements Using:
(Dollars in Thousands)	Carrying Amount	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and due from banks	$6,800	$6,800	$—	$—
Federal funds sold and interest bearing deposits	16,498	16,498	—	—
Available for sale securities	72,245	—	72,245	—
Other investments	100	—	—	100
Loans, net	281,815	—	279,871	3,860
Accrued interest receivable	989	—	989	—

Financial liabilities:
Deposits	$355,378	$—	$356,004	$—
Other borrowings	13,105	13,105	—	—
Accrued interest payable	64	—	64	—

	December 31, 2011 Fair Value Measurements Using:
(Dollars in Thousands)	Carrying Amount	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and due from banks	$8,930	$8,930	$—	$—
Federal funds sold and interest bearing deposits	23,917	23,917	—	—
Securities held to maturity	1,002	—	1,013	—
Available for sale securities	73,136	—	73,136	—
Other investments	100	—	—	100
Loans, net	305,088	—	301,549	5,913
Accrued interest receivable	1,180	—	1,180	—

Financial liabilities:
Deposits	$393,726	$—	$394,940	$—
Other borrowings	13,955	13,955	—	—
Accrued interest payable	87	—	87	—

Floridian Financial Group, Inc. and Subsidiaries

Note 7.	Fair Values of Financial Instruments (continued)

Assets measured at fair value on a recurring basis and for which the Company has utilized Level 3 inputs to determine fair value were immaterial at June 30, 2012.

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company utilized Level 3 inputs to determine fair value:

	June 30, 2012 Quantitative Information about Level 3 Fair Value Measurements
(Dollars in Thousands)	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Impaired loans	$3,860	Appraisal of collateral (1)	Appraisal adjustments (2) Estimated selling costs (2)	0% to -50% (-9.4%) 0% to -11% (-3.8%)
Other real estate owned and repossessed assets	$3,849	Appraisal of collateral (1), (3)	Appraisal adjustments (2) Estimated selling costs (2)	0% to -49% (-14.9%) -10% to -11% (-10.1%)

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

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income: Presentation of Comprehensive Income”. This ASU amends existing guidance and eliminated the option to present the components of other comprehensive income as part of the statement of changes in shareholders’ equity. The amendment requires that comprehensive income be presented in either a single continuous statement or in two separate consecutive statements. The guidance is effective for interim and annual period beginning on or after December 15, 2011. The Company adopted the single continuous statement method for its disclosure method.

In December 2011, the FASB issued ASU No. 2011-12, “Comprehensive Income (Topic 220): Deferral of the Effective Date for the Amendments to the Presentation of Reclassifications of the Items Out of Accumulated Other Comprehensive Income in ASU No. 2011-05”. This guidance delays the effective date of the disclosures for only those changes in ASU No. 2011-05 that relate to the presentation of reclassification adjustments to allow the FASB time to reconsider whether to require presentation of such adjustments on the face of the financial statements to show the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income. ASU 2011-12 allows entities to continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before ASU No. 2011-05. All other requirements in ASU No. 2011-05 are not affected by ASU No. 2011-12. ASU No. 2011-12 is effective for annual and interim periods beginning on or after December 15, 2011 and is not expected to have a significant impact on our financial statements.

Note 9.	Related Party

On January 4, 2011, Orange Bank purchased the land, building, and furniture and fixtures associated with the Clermont Branch location from First Team Clermont OB, LLC, a Florida limited liability company (“First Team”). First Team is controlled by W. Warner Peacock, a former director of the Company. First Team holds a note on the land, building, and furniture and fixtures of $1.7 million. The note requires monthly interest payments at 6.5% per annum. The note required a principal reduction of $850 thousand on January 3, 2012 with all outstanding principal and interest due on January 3, 2013.

Note 10.	Regulatory Agreement

On July 21, 2011, the board of directors of Floridian Bank agreed to approve the Bank Resolution in consultation with their banking regulators. On July 21, 2011 the board of directors of Orange Bank agreed to approve a Bank Resolution and subsequently on July 19, 2012, the board of directors of Orange Bank agreed to adopt a MOU issued by its bank regulator. From a regulatory perspective, a Bank Resolution and a MOU, are nonpublic agreements; however, in the interest of full disclosure, we are summarizing the main obligations of Floridian Bank’s Bank Resolution and Orange Bank’s MOU. The FDIC issues an MOU when it believes a Board Resolution would not adequately address its concerns.

For Floridian Bank, the Bank Resolution includes, among other things, (i) submitting annual comprehensive budget and earnings forecast; (ii) maintaining a Tier 1 leverage capital ratio and total risk-based capital ratio of at least 8% and 12%, respectively; (iii) submitting of a capital contingency plan; (iv) developing plans to reduce and improve certain lines of credit with adverse classification; (v) prohibiting extensions of credit to certain high-risk borrowers; (vi) implementing a plan to reduce exposure to commercial real estate lending; (vii) maintaining an adequate allowance and methodology for loan and lease losses; (viii) submitting certain internal bank policies and reviewing and revising certain internal policies and procedures; and (ix) providing quarterly reports to the Federal Deposit Insurance Company (“FDIC”) and the Florida Office of Financial Regulation (“OFR”) regarding the steps taken to address the foregoing. Additionally, Floridian Bank must receive approval from the FDIC and OFR prior to declaring or paying dividends.

Floridian Financial Group, Inc. and Subsidiaries

Note 10.	Regulatory Agreement (continued)

For Orange Bank, the MOU includes, among other things, (i) seeking approval from the FDIC and OFR prior to appointing new directors and executive officers; (ii) enhancing the board of director’s participation in the affairs of Orange Bank; (iii) developing plans to reduce and improve certain loan relationships with adverse classification; (iv) charging off remaining assets classified as “Loss”; (v) prohibiting extensions of credit to certain high-risk borrowers; (vi) submitting of a new business plan and annual budgets and earnings forecasts; (vii) achieving and maintaining, by September 30, 2012, a Tier 1 leverage capital ration and risk-based capital ratio of at least 8% and 12% respectively; and (viii) providing quarterly reports to the FDIC and OFR regarding the steps taken to address the foregoing. Orange Bank must also receive approval from the FDIC and OFR prior to declaring or paying dividends.

The Bank Resolution adopted by Floridian Bank and MOU adopted by Orange Bank and the restrictions imposed thereby on each bank will remain in effect unless modified or terminated by the Bank’s regulators. Since entering into the Bank Resolution and MOU, we have been actively pursuing the corrective actions. We intend to continue to take the actions necessary to comply with the requirements of the Bank Resolution and MOU and implement the submitted plans successfully, although we may be unable to do so. As of June 30, 2012, Floridian Bank’s Tier 1 leverage capital ratio and total risk-based capital ratio were approximately 9.0% and 12.7%, respectively; meeting all regulatory requirements. The Company recently received notice from its regulators that a previous capital contribution from the Company to Floridian Bank in the form of BOLI was being disallowed for regulatory capital purposes and, therefore, is not reflected in the calculation.

As of June 30, 2012, Orange Bank exceeded its Tier 1 leverage capital ratio requirement but was below the required total risk-based capital ratio. Orange Bank’s Tier 1 leverage capital ratio and total risk-based capital ratio at June 30, 2012 were approximately 8.2% and 11.9%, respectively. The Company is reviewing its alternatives for increasing the capital of Orange Bank to meet applicable regulatory requirements by September 30, 2012.

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

The following management’s discussion and analysis provides supplemental information, which sets forth the major factors that have affected our financial condition and results of operations during the periods included in the accompanying consolidated financial statements and should be read in conjunction with the Consolidated Financial Statements and related notes. The analysis is divided into subsections entitled “Business Overview,” “Results of Operations,” “Market Risk,” “Financial Condition,” “Liquidity,” “Capital Resources,” “Off-Balance Sheet Arrangements,” and “Critical Accounting Policies.” Throughout this section, Floridian Financial Group, Inc. and subsidiaries, collectively, are referred to as “Company,” “we,” “us,” or “our.”

CAUTION CONCERNING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including this management’s discussion and analysis section, contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, among others, statements about our beliefs, plans, objectives, goals, expectations, estimates and intentions that are subject to significant risks and uncertainties and are subject to change based on various factors, many of which are beyond our control. The words “may,”“could,”“should,”“would,”“believe,”“anticipate,”“estimate,”“expect,”“intend,”“plan,”“target,”“goal,” and similar expressions are intended to identify forward-looking statements.

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

Business Overview

About Our Business

We are a multi-bank holding company headquartered in Lake Mary, Florida, a community situated between Orlando and Daytona Beach, Florida. We were incorporated on September 8, 2005 as the bank holding company of Floridian Bank, a Florida chartered commercial bank. We commenced operations, along with Floridian Bank, on March 20, 2006. From 2006 to 2008, we experienced periods of rapid growth. On June 30, 2008, we closed a merger transaction in which Orange Bank of Florida, a Florida chartered commercial bank, became our wholly-owned subsidiary. The transaction was treated as a merger of equals where each shareholder of Orange Bank received 1.04 shares of our common stock. At the time of the merger, Orange Bank had approximately $196 million in assets, including approximately $121 million in loans, and approximately $176 million in deposits. In 2009, we began a process of slowing our growth and preserving capital.

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

The Banks offer commercial and retail banking services with an emphasis on commercial and commercial real estate lending, particularly to the medical services industry. As of June 30, 2012, we had total assets of $410.8 million, deposits of $355.4 million, total gross loans of $289.6 million and total shareholders’ equity of $40.5 million.

Our principal executive offices are located at 175 Timacuan Boulevard, Lake Mary, Florida 32746. The telephone number at that office is (407) 321-3233.

Regulatory Matters

As described in Note 10 to our consolidated financial statements, the Company and Floridian Bank have adopted the Bank Resolution and FRB Resolution, respectively and Orange Bank adopted the MOU in consultation with their regulators. Pursuant to these resolutions, we have agreed to preserve capital by agreeing to place restrictions on our ability to declare and pay dividends, issue debt, repurchase shares of stock, or make other distributions. The Banks, among other things, have agreed to maintain heightened capital ratios. Orange Bank has until September 30, 2012, to be in compliance with the heightened capital ratios. Our original plan to raise Orange Bank’s capital ratios was to merge the Banks; however, we have withdrawn our application to merge the Banks. We are now exploring other alternatives to meet the heightened capital ratios. At June 30, 2012, Orange Bank had a Tier 1 leverage ratio of 8.2% and a total risk based capital ratio of 11.9%. See Note 10 for a further discussion.

Results of Operations

CONDENSED SUMMARY OF EARNINGS

(Dollars in Thousands,	For the three months ended June 30,		For the six months ended June 30,
except per share data)	2012	2011	2012	2011
Interest income	$3,807	$4,247	$8,040	$8,519
Interest expense	665	1,067	1,401	2,133
Net interest income	3,142	3,180	6,639	6,386
Provision for loan losses	286	30	1,416	1,197
Noninterest income	1,124	370	1,625	686
Noninterest expense	3,080	3,518	5,805	7,058
Income before income taxes	900	2	1,043	(1,183)
Income tax expense	—	175	—	175
Net profit (loss)	$900	$(173)	$1,043	$(1,358)
Basic net profit (loss) per share	$0.15	$(0.03)	$0.17	$(0.22)
Diluted net profit (loss) per share	$0.15	$(0.03)	$0.17	$(0.22)

Selected operating ratios
Return on average assets	0.86%	(0.15)%	0.49%	(0.61)%
Return on average equity	8.88%	(1.75)%	5.16%	(6.87)%
Dividend payout ratio	N/A	N/A	N/A	N/A
Equity to assets ratio	9.87%	8.21%	9.87%	8.21%

The net profit for the three months ended June 30, 2012 was $900 thousand compared to a $173 thousand net loss for the same period in 2011. The improvement was principally due to a $772 thousand gain on the sale of securities and a 12.5% decrease in noninterest expense.

For the six months ended June 30, 2012 net profit was $1.0 million compared to $1.4 million loss for the same period in 2011. The improvement was principally due a 34.4% decrease in salary expense from $2.8 million for the six months ended June 30, 2011, to $1.8 million for the six months ended June 30, 2012. The reduction in salary expense was a combination of the consolidation of senior executive positions in 2011 and a$369 thousand adjustment to deferred compensation related to the resignation of Charlie Brinkley, our former President and CEO, in September 2011. As of the resignation date, Mr. Brinkley was 30% vested in the accrued balance of his salary continuation agreement.

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

Our net interest income is impacted by the market rates of interest as influenced by the Federal Reserve’s monetary policy. We have seen a narrowing of margins over the last several year and with the Federal Reserve’s announcement to keep short-term interest rates at near zero through 2013 we expect this trend to continue. We believe our service commitment to our customers, however, will enable us to continue to attract deposits and make loans at rates that will not significantly deteriorate our margins.

The following table reflects the components of net interest income for the three month periods ended June 30, 2012 and 2011. It sets forth, (1) average assets, liabilities and shareholders’ equity, (2) interest income earned on interest-earning assets and interest paid on interest bearing liabilities, (3) average yields earned on interest-earning assets and average rates paid on interest bearing liabilities, (4) our net interest spread (i.e., the average yield on interest-earning assets less the average rate on interest bearing liabilities) and (5) our net interest margin (i.e., the net yield on interest earning assets):

AVERAGE BALANCES AND INTEREST RATES

	Three months ended June 30,
	2012			2011
(Dollars in Thousands)	Average Balance	Interest	Rate	Average Balance	Interest	Rate
ASSETS
Loans, Net(1)(2)	$292,171	$3,551	4.89%	$307,451	$3,867	5.04%
Investment Securities	73,394	239	1.30	51,916	345	2.66
Federal Funds Sold	19,858	12	0.24	51,725	30	0.23
Deposits at interest with banks	2,795	5	0.72	3,158	5	0.64
Total Earning Assets	388,218	3,807	3.94%	414,250	4,247	4.11%

Other Assets	34,790			43,720
Total Assets	$423,008			$457,970

LIABILITIES
Savings, NOW and Money Market	$148,821	$156	0.42%	$159,423	$360	0.91%
Time Deposits	127,502	481	1.52	149,568	642	1.72
Total Interest Bearing Deposits	276,323	637	0.93	308,991	1,002	1.30
Other Borrowings	13,680	28	0.82	7,956	65	3.28
Total Interest Bearing Liabilities	290,003	665	0.92%	316,947	1,067	1.35%
Noninterest Bearing Deposits	90,563			98,914
Other Liabilities	2,049			2,569
Total Liabilities	382,615			418,430

Total Shareholders’ Equity	40,393			39,540

Total Liabilities and Equity	$423,008			$457,970

Interest Rate Spread			3.02%			2.76%
Net Interest Income		$3,142			$3,180
Net Interest Margin			3.26%			3.08%

(1)	Average balances include nonaccrual loans, and are net of unearned loan fees of $358 and $875 at June 30, 2012 and 2011, respectively.
(2)	Interest income includes fees on loans of $9 and $13 for the three months ended June 30, 2012 and 2011, respectively.

The following table reflects the components of net interest income for the six month periods ended June 30 2012 and 2011:

AVERAGE BALANCES AND INTEREST RATES

	Six months ended June 30,
	2012			2011
(Dollars in Thousands)	Average Balance	Interest	Rate	Average Balance	Interest	Rate
ASSETS
Loans, Net(1)(2)	$298,888	$7,467	5.02%	$310,875	$7,754	5.03%
Investment Securities	73,137	539	1.47	52,903	705	2.67
Federal Funds Sold	20,775	23	0.22	43,240	51	0.24
Deposits at interest with banks	2,536	11	0.87	3,038	9	0.60
Total Earning Assets	395,336	8,040	4.09%	410,056	8,519	4.19%

Other Assets	35,773			41,545
Total Assets	$431,109			$451,601

LIABILITIES
Savings, NOW and Money Market	$151,168	$322	0.43%	$163,467	$699	0.86%
Time Deposits	135,596	1,021	1.51	143,019	1,304	1.84
Total Interest Bearing Deposits	286,764	1,343	0.94	306,486	2,003	1.32
Other Borrowings	13,399	58	0.87	8,122	130	3.23
Total Interest Bearing Liabilities	300,163	1,401	0.94%	314,608	2,133	1.37%
Noninterest Bearing Deposits	88,349			94,561
Other Liabilities	2,183			2,592
Total Liabilities	390,695			411,761

Total Shareholders’ Equity	40,414			39,840

Total Liabilities and Equity	$431,109			$451,601

Interest Rate Spread			3.15%			2.82%
Net Interest Income		$6,639			$6,386
Net Interest Margin			3.38%			3.14%

(1)	Average balances include nonaccrual loans, and are net of unearned loan fees of $324 and $456 at June 30, 2012 and 2011, respectively.
(2)	Interest income includes fees on loans of $23 and $26 for the six months ended June 30, 2012 and 2011, respectively.

Net interest income for the six months ended June 30, 2012 increased $253 thousand, or 4.0%, from $6.4 million in 2011 to $6.6 million in 2012. The increase was primarily due to a 33.0% decrease in interest paid on interest bearing deposits due to reduced balances and a reduction in rates coupled with a 55.4% reduction of interest paid on other borrowings. The average interest rate on other borrowings decreased from 3.23% to 0.87% as June 30, 2011 and 2012, respectively. Average noninterest bearing deposits decreased by 6.6% to $88.3 million at June 30, 2012 compared to $94.6 million at June 30, 2011.

The following table sets forth certain information regarding changes in our interest income and interest expense for the quarter ended June 30, 2012 compared to the quarter ended June 30, 2011. For each category of interest earning assets and interest bearing liabilities, information is provided on changes attributable to changes in interest rate and changes in the volume. Changes in both volume and rate have been allocated based on the proportionate absolute changes in each category.

RATE VOLUME ANALYSIS

	Three months ended			Six months ended
	June 30, 2012 and 2011			June 30, 2012 and 2011
	Total	Due to average		Total	Due to average
(Dollars in Thousands)	Change	Volume	Rate	Change	Volume	Rate	Days
Interest earning assets
Loans, net	$(316)	$(197)	$(119)	$(287)	$(333)	$5	$41
Investment securities	(106)	143	(249)	(166)	270	(436)	—
Federal funds sold	(18)	(19)	1	(28)	(27)	(1)	—
Other	—	(1)	1	2	(2)	4	—
Total	$(440)	$(74)	$(366)	$(479)	$(92)	$(428)	$41

Interest bearing liabilities
Savings, NOW, money market	$(204)	$(24)	$(180)	$(377)	$(53)	$(326)	$2
Certificates of deposit	(161)	(95)	(66)	(283)	(69)	(220)	6
Short term borrowings	(37)	47	(84)	(72)	85	(157)	—
Total	$(402)	$(72)	$(330)	$(732)	$(37)	$(703)	8

Changes in net interest income	$(38)	$(2)	$(36)	$253	$(55)	$275	$33

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

As a direct result of these factors and analyses, the loan loss provision was $286 thousand for the three months ended June 30, 2012 compared to $30 thousand for the same period in 2011. For the six months ended June 30, 2012 the loan loss provision was $1.4 million compared to $1.2 million for the same period in 2011. Past due loans decreased by 60.4% from $9.3 million at December 31, 2011 to $3.7 million at June 30, 2012. Our focus on restructuring our credit function and actively monitoring the loan portfolio resulted in loans 30 to 59 days past due decreasing to $36 thousand from $1.9 million and past due 60 days and over decreasing to $3.7 million at June 30, 2012 compared to$7.4 million at December 31, 2011. Past due loans, as a percentage of total loans, decreased to 1.3% at June 30, 2012, compared to 2.4% at December 31, 2011. Loans categorized as substandard decreased 11.4% to $19.1 million at June 30, 2012. As of June 30, 2012, 90.8% of the portfolio was categorized as pass compared to 87.8% at December 31, 2011.

Noninterest Income

Following is a schedule of noninterest income:

	Three months ended June 30,		Six months ended June 30,
(Dollars in Thousands)	2012	2011	2012	2011

Loan fee income	$12	$13	$23	$26
Service charges on deposit accounts	162	164	319	322
Cash surrender value – life insurance	75	84	160	169
Other	103	67	197	118
Gain on sale of assets	—	42	17	51
Gain on sale of securities	772	—	909	—
Totals	$1,124	$370	$1,625	$686

For the three months ended June 30, 2012, noninterest income increased to $1.1 million from $370 thousand for the same period in 2011. The increase was due to a $772 thousand gain on the sale of securities compared to a $42 gain on the sale of assets for the same period in 2011.

Total noninterest income of $1.6 million for the six months ended June 30, 2012, was an increase of $939 thousand or 136.9% from the same period in 2011. The increase was due to a $909 thousand gain on the sale of securities compared to $0 in 2011.

Noninterest Expense

Following is a schedule of noninterest expense:

	Three months ended June 30,		Six months ended June 30,
(Dollars in Thousands)	2012	2011	2012	2011

Salaries and employee benefits	$1,276	$1,654	$2,230	$3,328
Occupancy and equipment expense	709	681	1,356	1,406
FDIC insurance	154	158	339	382
Data processing, software and communications	397	359	785	734
Other real estate expense	152	177	336	217
Professional fees	214	253	439	495
Credit and collection expenses	30	82	45	173
Core deposit intangible amortization	48	48	96	96
Other operating expenses	100	106	179	227
Totals	$3,080	$3,518	$5,805	$7,058

For the three months ended June 30, 2012, noninterest expense decreased 12.5% to $3.1 million compared to $3.5 million for the three months ended June 30, 2011. The decrease was due a $378 thousand decrease in salaries and benefits related to the deduction in staff during 2011 through both the closing of several branches and the elimination of positions.

Total noninterest expense of $5.8 million for the six months ended June 30, 2012 decreased $1.3 million, or 17.8%, from the same period in 2011. The decrease was due to the elimination and combining of senior executive positions in 2011 and the reversal of deferred compensation expense, resulting in a 33.0% or $1.1 million reduction in salaries and benefits costs and the closing of two branches at the end of March 2011 resulting in a $50 thousand, or 3.6%, reduction in occupancy and equipment expense. FDIC insurance decreased $43 thousand, or 11.3%, due to a change in the way the premiums are calculated and expensed to the Banks coupled with lower deposit balances. Other real estate expense increased by $119 thousand primarily due to the write-down of properties held for sale.

Income Taxes

We file consolidated tax returns. Having incurred annual operating losses since our inception in 2006, we have accumulated a net tax benefit over the past four years. We have recorded a valuation allowance to offset the deferred tax assets associated with the net operating loss carry forwards generated by our net losses. Management determined no additional valuation allowance was required and based on their evaluation of the deferred tax benefit and losses incurred, elected to eliminate the carrying value of the deferred asset account. The Company, however, retains the tax benefit should it be needed in future periods. We did not recognize an income tax benefit or expense for the quarter ended June 30, 2012.

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

The following gap analysis compares the difference between the amount of interest earning assets (“IEA”) and interest bearing liabilities (“IBL”) subject to repricing over a period of time. A ratio of more than one indicates a higher level of repricing assets over repricing liabilities for the time period. Conversely, a ratio of less than one indicates a higher level of repricing liabilities over repricing assets for the time period. As indicated in our Gap Analysis table, our one-year cumulative gap at June 30, 2012, was a negative 14.41% compared to a negative 12.55% at December 31, 2011. The change in our one-year cumulative gap is primarily due to long-term time deposits maturing over the next 12 months.

GAP ANALYSIS

	Within	4 To 6	7 To 12	Total
(Dollars in Thousands)	3 Months	Months	Months	1 Year

Interest Earning Assets (IEA)

Loans	$142,170	$5,042	$16,282	$163,494
Investment Securities	2,054	1,973	3,723	7,750
Federal funds sold	3,825	—	—	3,825
Other investments	11,573	—	—	11,573
Total	$159,622	$7,015	$20,005	$186,642

Interest Bearing Liabilities (IBL)

Savings, NOW, Money Market	$144,920	$—	$—	$144,920
Time deposits	47,490	18,424	21,883	87,797
Other borrowings	12,255	—	850	13,105
Total	$204,665	$18,424	$22,733	$245,822

Period Gap	$(45,043)	$(11,409)	$(2,728)	$(59,180)
Cumulative Gap	$(45,043)	$(56,452)	$(59,180)

Cumulative Gap / Total Assets	(10.96)%	(13.74)%	(14.41)%
IEA / IBL (Cumulative)	78%	75%	76%

Financial Condition

Lending Activity

The loan portfolio consists principally of loans to individuals and small- and medium-sized businesses within our primary market area of Central Florida. The table below shows our loan portfolio composition:

(Dollars in Thousands)	June 30, 2012	December 31, 2011

Commercial	$42,890	$44,833
Commercial real estate	223,620	241,648
Residential real estate	7,736	8,542
Consumer loans	15,374	16,745
Total loans	289,620	311,768
Less: Allowance for loan losses	7,678	6,566
Less: Unearned fees	127	114
Net loans	$281,815	$305,088

Total loans decreased by $22.1 million during the first six months of 2012 due to the payoff of several large loans. During the quarter, $132 thousand was transferred to other real estate owned, write-downs totaled $54 thousand, and approximately $38.0 million in net pay downs and payoffs. These decreases were offset by new loans of $16.0 million. There were approximately $10.1 million in nonperforming loans at June 30, 2012.

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

As of June 30, 2012, securities totaling $72.2 million were classified as available for sale. During the six months ended June 30, 2012, securities available for sale decreased by $1.5 million as a result of lower deposit balances.

Deposits and Other Borrowings

As a bank holding company, our primary source of funds is deposits. Typically, deposits are provided by businesses, municipalities, and individuals located within the markets served by our subsidiaries. In addition, we accept a limited amount of brokered deposits.

Total deposits decreased $38.3 million to $355.4 million at June 30, 2012, compared to $393.7 million at December 31, 2011, due to a decision to reduce brokered deposits and pay lower interest rates on certificates of deposit. Core deposits, which exclude time deposit, increased $4.3 million to $238.2 million at June 30, 2012 from $233.9 million at December 31, 2011. Time deposits decreased to $117.1 million from $159.9 million. The decrease in time deposits is attributable to an $18.6 million reduction in brokered deposits with the remaining decrease attributable to customers moving time deposits to the Banks’ less restrictive core deposit accounts due to minimal differences in interest rates.

Other borrowings, made up of short- and long-term borrowings, decreased by $850 thousand to $13.1 million at June 30, 2012 compared to a balance of $14.0 million at December 31, 2011 due to a scheduled principal reduction on the Clermont branch loan. As of June 30, 2012, other borrowings were approximately 2.1% of our total shareholders’ equity.

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

Operating Activities

Cash flows from operating activities primarily include net income (loss), adjusted for items that did not impact cash. Net cash provided by operating activities increased by $3.4 million to $4.9 million for the six months ended June 30, 2012 compared to $1.5 million for the six months ended June 30, 2011. The improvement was due to the Company achieving a $1.0 million profit for the six months ended June 30, 2012 compared to a loss of $1.4 million for the six months ended June 30, 2011.

Investing Activities

Cash used in investing activities reflects the impact of loans and investments acquired for our interest-earning asset portfolios, as well as cash flows from asset sales and the impact of acquisitions. For the six months ended June 30, 2012, we had net cash flows provided by investing activities of $24.7 million compared to $3.3 million for the same period in 2011. The change in cash flows from investing activities was due to a decrease in net loans of $21.7 million. The Company also had $1.2 million in proceeds from the sale of other real estate owned.

Financing Activities

Cash flows from financing activities include transactions and events whereby cash is obtained from depositors, creditors or investors. For the six months ended June 30, 2012, we had net cash flows used in financing activities of $39.2 million, compared to net cash flows provided by financing activities of $28.6 million for the six months ended June 30, 2011. The change in cash flows from financing activities was primarily due to a $38.3 million decrease in net deposit growth for the six months ended June 30, 2012 compared to a $27.4 million decrease in net deposit growth for the six months ended June 30, 2011. In 2011, the Company offered a special promotion to increase time deposit balances compared to being less competitive in 2012.

Capital Resources

The assessment of capital adequacy depends on a number of factors such as asset quality, liquidity, earnings performance, changing competitive conditions and economic forces. We seek to maintain a strong capital base to provide stability to current operations and to promote public confidence. As of June 30, 2012, the Banks exceeded the requirements contained in the applicable regulations, policies and directives pertaining to capital adequacy to be classified as “well capitalized” and are unaware of any material violation or alleged violation of these regulations, policies or directives; however, the poor loan portfolio performance and the related impact on earnings have deteriorated our capital position. Our intent is to strengthen our capital position, and both management and the Board of Directors have had exploratory discussions to determine the availability and cost of additional capital. As of June 30, 2012, Orange Bank’s Tier 1 leverage and total capital to risk weighted assets ratio did not meet the ratios as required by its MOU and has until September 30, 2012 to comply. Based on these discussions and the need to comply with the MOU, the Company may need to pursue another capital offering within the next 12 months.

Key to our efforts to maintain existing capital adequacy is the need for the Banks to become profitable by focusing on increasing core earnings and decreasing the levels of adversely classified and nonperforming assets. Management is continuing to pursue a number of strategic alternatives to improve the core earnings of the Banks and to reduce the level of classified assets such as consolidating the Banks’ charters and redefining our credit organization. While we have recently withdrawn our application to merge the Banks, we expect to submit a new application to merge the Banks when Orange Bank’s capital ratios exceed the heightened minimum ratios. Current market conditions for banking institutions, the overall uncertainty in financial markets and the Banks’ high level of nonperforming assets are impediments to the success of these strategies. If current adverse market factors continue for a prolonged period of time, new adverse market factors emerge, and/or the Banks are unable to successfully execute plans in a sufficient and timely manner, it could have a material adverse effect on the Banks’ business, results of operations and financial position, as well as result in further supervisory actions from our regulators.

We offer a stock purchase plan to our employees and directors to purchase shares of our common stock at fair market value. In 2011, employees purchased 911 shares valued at $5.50 per share, which were issued in March 2012. In 2010, employees purchased 1,319 shares valued at $10.00 per share, which were issued in March 2011.

In 2012, we filed a Form 15 to deregister our common stock under the Securities Exchange Act of 1934 (the “Exchange Act”), as amended. We expect that our filing obligations under the Exchange Act will be automatically suspended once we file our annual report on Form 10-K for the current fiscal year. We would expect that “going dark” will not have a material impact on our ability to raise capital because our stock is not listed on an exchange and is relatively illiquid.

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

As described in Note 10, we have adopted certain board resolutions and a MOU in consultation with our regulators. Pursuant to these resolutions and MOU, we have agreed to preserve capital by agreeing to place restrictions on our ability to declare and pay dividends, issue debt, repurchase shares of stock, or make other distributions. See Note 10 for further discussion.

Off-Balance Sheet Arrangements

We do not currently engage in the use of derivative instruments to hedge interest rate risks. However, we are a party to financial instruments with off-balance sheet risks in the normal course of business to meet the financing needs of our customers.

At June 30, 2012, we had approximately $50.8 million in commitments to extend credit and $2.6 million in standby letters of credit. Commitments to extend credit are agreements to lend to a customer so long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Standby letters of credit are conditional commitments issued by us to guarantee the performance of a customer to a third party. We use the same credit policies in establishing commitments and issuing letters of credit as we do for on-balance sheet instruments.

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

The Banks began increasing its historical net charge off rate from a twelve to a twenty-four month look back period during the second quarter of 2012. Management determined, based on current market conditions, that a twenty-four month methodology would be a more appropriate indicator. The change, which represented a fifteen month historical look back period for the second quarter, had only a minimal impact on the overall allowance calculation for the second quarter since losses have been minimal, to date, in 2012.

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

Evaluation of Disclosure Controls and Procedures

As of June 30, 2012, the end of the period covered by this Form 10-Q, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that as of June 30, 2012, the end of the period covered by this Form 10-Q, we maintained effective disclosure controls and procedures.

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

Period	Total number of shares purchased		Average price paid per share	Total number of shares purchased as part of our share 401(k) program	Maximum Number of shares that may yet be purchased under our share purchase program

April 1, 2012 to April 30, 2012	—		—	—	—
May 1, 2012 to May 31, 2012	—		—	—	—
June 1, 2012 to June 30, 2012	710	(1)	$5.50	37,592	162,408
Total	710		$5.50	37,592	162,408

(1)	The shares were purchased as part of the employee 401(k) plan.

Item 6.	Exhibits

(A)	Exhibits

31.1	Certification of Thomas H. Dargan, Jr., Chairman and Chief Executive Officer of Floridian Financial Group, Inc., Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Jorge F. Sanchez, Executive Vice President and Chief Financial Officer of Floridian Financial Group, Inc., Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Certification pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

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

Date: August 14, 2012

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

