Form 10-Q
period 2012-09-30
FLORIDIAN FINANCIAL GROUP INC
filed 2012-11-14
CIK 1349593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2012

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

At October 31, 2012, 6,177,842 shares of the Registrant’s Common Stock, $5.00 par value, were outstanding.

FLORIDIAN FINANCIAL GROUP, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED SEPTEMBER 30, 2012

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

          Our ability to achieve our financial objectives could be adversely affected by the factors discussed in detail in Part I, Item 2., “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and Part II, Item 1A., “Risk Factors” in this Quarterly Report on Form 10-Q, the following sections of our Annual Report on Form 10-K for the year ended December 31, 2011 (the “Annual Report”): (a) “Introductory Note” in Part I, Item 1. “Business,” (b) “Risk Factors” in Part I, Item 1A. as updated in our subsequent quarterly reports on Form 10-Q; and (c) “Introduction” in Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in Part II, Item 7, as well as:

▪	Our ability to comply with the board resolution and memorandum of understanding as required to be adopted by our regulators, including the heightened capital ratios;

▪	our ability to lower our expenses;

▪	the effects of our decision to deregister our common stock from the Securities Exchange Act of 1934, as amended, and “go dark”;

▪	our need and our ability to incur additional debt or equity financing;

▪	the accuracy of our financial statement estimates and assumptions, including our allowance for loan losses;

▪	our ability to comply with increased capital requirements imposed by our regulators, including the effects of Basel III;

▪	the loss of our key personnel;

▪	the effects of our lack of a diversified loan portfolio, including the risk of geographic concentration;

▪	legislative or regulatory changes, including the Dodd-Frank Wall Street Reform and Consumer Protection Act;

▪	the strength of the United States economy in general and the strength of the local economies in which we conduct operations;

▪	the frequency and magnitude of foreclosure of our loans;

▪	our ability to successfully manage liquidity risk;

▪	the effects of the health and soundness of other financial institutions, including the FDIC’s need to increase Deposit Insurance Fund assessments;

▪	our ability to comply with the extensive laws and regulations to which we are subject;

▪	inflation, interest rate, market and monetary fluctuations;

▪	our customers’ willingness and ability to make timely payments on their loans;

▪	increased competition and its effect on pricing, including the effect of the repeal of the prohibition on paying interest on demand deposits, on our net interest margin;

▪	fluctuations in collateral values;

▪	effect of changes in the stock market and other capital markets;

▪	the effects of harsh weather conditions, including hurricanes;

▪	the effects of man-made disasters;

▪	our ability to support our overhead expenses;

▪	changes in the securities and real estate markets;

▪	technological changes;

▪	changes in monetary and fiscal policies of the U.S. Government;

▪	the effects of security breaches and computer viruses that may affect our computer systems;

▪	changes in consumer spending and saving habits;

▪	changes in accounting principles, policies, practices or guidelines;

▪	anti-takeover provisions under federal and state law as well as our Articles of Incorporation and our bylaws;

▪	other risks described from time to time in our filings with the SEC; and

▪	our ability to manage the risks involved in the foregoing.

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

Floridian Financial Group, Inc., and Subsidiaries

Condensed Consolidated Balance Sheets
September 30, 2012 and December 31, 2011 (Unaudited)
(Dollars in Thousands)

	September 30, 2012	December 31, 2011
Assets
Cash and due from banks	$4,909	$8,930
Federal funds sold	2,525	3,550
Interest bearing deposits	24,016	20,367
Total cash and cash equivalents	31,450	32,847
Securities available for sale	60,219	73,136
Securities held to maturity (Fair value of $1,013 at December 31, 2011)	—	1,002
Other investments	52	100
Loans, net of allowance for loan losses of $7,830 and $6,566 at September 30, 2012 and December 31, 2011, respectively	278,008	305,088
Property and equipment, net	14,055	14,670
Bank owned life insurance	8,843	11,411
Intangible assets, net	1,057	1,201
Other real estate owned	3,614	5,129
Other assets	2,664	4,975
Total assets	$399,962	$449,559

Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Noninterest bearing demand	$97,887	$83,909
Savings, NOW and money market	150,639	149,945
Time deposits under $100	52,637	87,090
Time deposits of $100 or more	50,969	72,782
Total deposits	352,132	393,726
Other borrowings	5,102	13,955
Other liabilities	2,245	2,101
Total liabilities	359,479	409,782

Shareholders’ Equity
Preferred stock, $5 par value, 1,000,000 shares authorized; none outstanding	—	—
Common stock, $5 par value, 100,000,000 shares authorized; 6,180,842 and 6,179,240 shares issued and outstanding as of September 30, 2012 and December 31, 2011, respectively	30,904	30,896
Additional paid-in capital	38,535	38,397
Retained deficit	(28,767)	(29,966)
Accumulated other comprehensive income (loss)	(189)	450
Total shareholders’ equity	40,483	39,777
Total liabilities and shareholders’ equity	$399,962	$449,559

See Notes to Unaudited Condensed Consolidated Financial Statements.

Floridian Financial Group, Inc. and Subsidiaries

Consolidated Statements of Operations and Other Comprehensive Income (Unaudited)
For the Three and Nine Month Periods Ended September 30, 2012 and 2011
(Dollars in Thousands)

	For the three months ended September 30,		For the nine months ended September 30,
	2012	2011	2012	2011
Interest income:
Interest and fees on loans	$3,522	$3,980	$10,989	$11,734
Interest on securities	42	275	581	980
Interest on federal funds sold	2	50	6	7
Other interest	8	4	38	107
Total interest income	3,574	4,309	11,614	12,828

Interest expense:
Interest on deposits	479	948	1,822	2,951
Other interest	35	56	93	186
Total interest expense	514	1,004	1,915	3,137
Net interest income	3,060	3,305	9,699	9,691
Provision for loan losses	104	550	1,520	1,747
Net interest income after provision for loan losses	2,956	2,755	8,179	7,944
Noninterest income:
Other noninterest income	193	313	892	947
Gain on sale of securities	371	—	1,280	—
Gain (loss) on sale of other assets	(143)	(145)	(126)	(93)
Total noninterest income	421	168	2,046	854
Noninterest expense:
Salaries and employee benefits	1,378	1,716	3,608	5,031
Occupancy and equipment expenses	734	629	2,090	2,035
FDIC insurance	159	43	498	472
Data processing	460	343	1,245	1,077
Other real estate expense	64	186	400	403
Professional fees	240	256	679	751
Credit and collection expense	29	47	74	220
Core deposit intangible amortization	48	48	144	144
Other operating expenses	109	120	288	313
Total noninterest expense	3,221	3,388	9,026	10,446
Income (loss) before income taxes	156	(465)	1,199	(1,648)
Income tax	—	25	—	200
Net income (loss)	$156	$(490)	$1,199	$(1,848)

Basic and diluted net income (loss) per share	$0.03	$(0.08)	$0.20	$(0.30)
Average basic and diluted shares outstanding	6,180,842	6,201,609	6,180,842	6,201,609

Other comprehensive income:
Net income (loss)	$156	$(490)	$1,199	$(1,848)
Change in unrealized holding gains
on securities available for sale, net of income tax	(250)	659	(639)	2,017
Comprehensive income	(94)	169	560	169

See Notes to Unaudited Condensed Consolidated Financial Statements

Floridian Financial Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Shareholders’ Equity
For the Nine Months Ended September 30, 2012 and 2011 (Unaudited)
(Dollars in Thousands)

	Common Stock Par Value	Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at December 31, 2010	$30,999	$38,148	$(27,839)	$(1,205)	$40,103
Net loss	—	—	(1,848)	—	(1,848)
Change in unrealized gains on securities available for sale, net of income tax	—	—	—	2,017	2,017
Sale of 3,522 shares of common stock to employee benefit plan and 1,319 shares for employee stock purchase plan	25	13	—	—	38
Issuance of 3,280 shares of common stock in lieu of director fees	16	14	—	—	30
Retirement of 19,000 shares of common stock	(98)	(10)	—	—	(108)
Share-based compensation	—	190	—	—	190
Balance at September 30, 2011	$30,942	$38,355	$(29,687)	$812	$40,422

Balance at December 31, 2011	$30,896	$38,397	$(29,966)	$450	$39,777
Net income	—	—	1,199	—	1,199
Change in unrealized gains on securities available for sale, net of income tax	—	—	—	(639)	(639)
Sale of a net 691 shares of common stock to employee benefit plan and 911 shares to employee stock purchase plan	8	1	—	—	9
Share-based compensation	—	137	—	—	137
Balance at September 30, 2012	$30,904	$38,535	$(28,767)	$(189)	$40,483

See Notes to Unaudited Condensed Consolidated Financial Statements.

Floridian Financial Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)
For the Nine Months Ended September 30, 2012 and 2011
(Dollars in Thousands)

	For the nine months ended
	September 30, 2012	September 30, 2011

Cash Flows From Operating Activities
Net income (loss)	$1,199	$(1,848)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for loan losses	1,520	1,747
Impairment of other real estate owned, net	243	387
Depreciation expense	703	752
Amortization expense	144	144
Net accretion of securities	1,232	(723)
Share-based compensation and director fees	137	220
Realized gain on sales of available for sale securities	(1,280)	—
Realized loss on sales of other assets	126	93
Increase in cash surrender value	(249)	(237)
Decrease in deferred tax assets	—	200
Decrease in accrued interest receivable	53	192
Increase (decrease) in accrued interest payable	(44)	(28)
Decrease (increase) other	466	(275)
Net cash provided by operating activities	4,250	624
Cash Flows From Investing Activities
Purchases of securities available for sale	(59,642)	(28,493)
Sales, maturities and calls on securities available for sale	72,016	14,647
Sales, maturities and calls on securities held to maturity	1,002	9,000
Net decrease (increase) in loans	26,564	(5,561)
Purchases of property and equipment, net	(88)	(2,535)
Proceeds from redemption of bank owned life insurance	2,817	—
Proceeds from sale of other real estate owned	2,122	4,636
Proceeds from sale of premises	—	966
Proceeds from sale of furniture and fixtures	—	208
Net cash provided by (used in) investing activities	44,791	(7,182)
Cash Flows From Financing Activities
Net increase (decrease) in deposits	(41,594)	5,603
Net increase (decrease) in borrowings	(8,853)	4,192
Retirement of stock	—	(108)
Proceeds from sale of stock	9	38
Net cash provided by (used in) financing activities	(50,438)	9,725
Net increase (decrease) in cash and cash equivalents	(1,397)	3,217
Cash and cash equivalents
Beginning of period	32,847	61,872
End of period	$31,450	$65,089

Supplemental Disclosures of Cash Flow Information and noncash transactions

	For the nine months ended
	September 30, 2012	September 30, 2011

Interest paid	$1,959	$3,166
Income taxes paid	$—	$—

Loans transferred to other real estate owned	$850	$7,454

See Notes to Unaudited Condensed Consolidated Financial Statements.

Floridian Financial Group, Inc. and Subsidiaries

Note 1.	Nature of Business and Summary of Significant Accounting Policies

Nature of business: Floridian Financial Group, Inc. (the “Company”) is a registered bank holding company formed to organize and own 100% of its subsidiary banks, Floridian Bank and Orange Bank of Florida (collectively referred to as the “Banks”). The Company was incorporated in 2005, and became operational as a bank holding company once Floridian Bank opened. Floridian Bank is a state-chartered, federally-insured full-service commercial banking institution and presently conducts business from its headquarters in Daytona Beach and branch offices in Ormond Beach, Palm Coast and Port Orange, Florida. Orange Bank of Florida is a state-chartered, federally-insured full-service commercial banking institution with its headquarters in Orlando, Florida. The Company operates from its main office and branch offices in Orange, Seminole, Lake and Citrus Counties, Florida.

Basis of Financial Statement Presentation: The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its Banks. Significant intercompany accounts and transactions have been eliminated in consolidation. The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America and general practices within the financial services industry. The accompanying interim period adjustments, which are necessary for a fair presentation of the consolidated financial statements, have been included. The results of operations for the nine months ended September 30, 2012 are not necessarily indicative of the results which may be expected for the year as a whole or any interim period. The interim period consolidated financial statements and financial information included in this quarterly report on Form 10-Q should be read in conjunction with the notes to the consolidated financial statements included in the Company’s annual report on Form 10-K.

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

Accounting standards require the presentation of certain disclosure information at the portfolio segment level, which represents the level at which the Company determines its allowance for credit losses. The Company has four reportable loan segments: Commercial, Commercial Real Estate, Residential Real Estate, and Consumer. Segments are determined based on the products and services provided and the type of customer served. See Note 4 for a breakdown of loans by segment.

Commercial Loans: All corporate and business purpose loans and lines of credit that are not real estate related are classified as commercial loans. These loans are generally secured by business assets including accounts receivable, inventory, and equipment and may incorporate a personal guarantee. Terms on commercial loans are generally for five years or less with most lines of credit written on an on-demand-basis. The majority of commercial loans have a floating interest rate tied to a published index. As of September 30, 2012, commercial loans represented 14.0% of the loan portfolio.

Commercial Real Estate Loans (“CRE”): CRE represents business purpose loans that are real estate related and secured by real estate. CRE loans are reviewed primarily as cash flow loans and secondarily as loans secured by real estate. CRE loans typically involve higher loan principal amounts and the repayment is generally largely dependent on the successful operations of the real property securing the loan or the business conducted on the property securing the loan. CRE loans may be adversely affected by conditions in the real estate markets or in the general economy than other loan types. As of September 30, 2012, 78.0% of the loan portfolio was concentrated in CRE loans.

Residential Real Estate Loans (“RRE”): RRE represents all consumer purpose loans collateralized by one to four family dwellings. RRE loans generally have terms of less than five years and are written on a fixed rate basis. As of September 30, 2012, 2.7% of the portfolio was classified as RRE.

Consumer Loans: All non-business purpose loans are considered consumer loans. Consumer loans consist of home equity lines of credit, automobile loans, overdraft loans, loans secured by deposits and securities, and unsecured personal loans. Home Equity represents all consumer open end lines of credit secured by one to four family lines of credit. Consumer loans represent any consumer purpose loans or lines of credit not secured by real estate. As of September 30, 2012, consumer loans represented 5.3% of the portfolio.

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

As of September 30, 2012, five loans totaling $15.6 million were classified as TDRs with $6.3 million classified as nonperforming. As of December 31, 2011, ten loans totaling $17.5 million were classified as TDRs with $971 thousand classified as nonperforming.

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

Loans are charged against the allowance for loan losses when management believes that the loss is confirmed. The allowance is an amount that management believes is adequate to absorb losses inherent in the loan portfolio, based on evaluations of the collectability of loans, industry historical loss experience, current economic conditions, portfolio mix, and other factors. During the second quarter of 2012, the Company changed from a rolling 12-month to a rolling 24- month look back period to evaluate and allocate loan losses in regard to the provision.

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

Earnings per share: Basic earnings per share is calculated by dividing net income (loss) by the weighted average number of shares of common stock outstanding for each period presented. Options outstanding at September 30, 2012 and 2011, to purchase 650 thousand and 645 thousand common shares, respectively, were not included in the computation of diluted earnings per share for the three and nine months ended September 30, 2012 and 2011, because they were antidilutive.

Share-based compensation: The Company has a stock option plan for its employees and for its directors, as more fully described in Note 14 of our financial statements contained in our Annual Report. The Company is required to recognize compensation cost relating to share-based payment transactions, based on the fair value of the equity or liability instruments issued, in its financial statements. Compensation cost has been measured using the fair value of an award on the grant dates and is recognized over the service period, which is usually the vesting period.

Reclassifications: Certain amounts in the 2011 financial statements have been reclassified for comparative purposes to conform with the presentation in the 2012 financial statements. The results of these classifications had no effect on net operations or shareholders’ equity.

New Accounting Pronouncements: In December 2011, the FASB issued ASU No. 2011-12, “Comprehensive Income (Topic 220): Deferral of the Effective Date for the Amendments to the Presentation of Reclassifications of the Items Out of Accumulated Other Comprehensive Income in ASU No. 2011-05”. This guidance delays the effective date of the disclosures for only those changes in ASU No. 2011-05 that relate to the presentation of reclassification adjustments to allow the FASB time to reconsider whether to require presentation of such adjustments on the face of the financial statements to show the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income. ASU 2011-12 allows entities to continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before ASU No. 2011-05. All other requirements in ASU No. 2011-05 are not affected by ASU No. 2011-12. ASU No. 2011-12 is effective for annual and interim periods beginning on or after December 15, 2011 and is not expected to have a significant impact on our financial statements.

Note 2.	Cash and Due From Banks

The Banks are required to maintain vault cash and reserve balances with the Federal Reserve Bank based upon a percentage of deposits. These requirements were $2.0 million at September 30, 2012 and $2.5 million at December 31, 2011.

Floridian Financial Group, Inc. and Subsidiaries

Note 3.	Securities

The amortized cost and estimated fair value of securities with gross unrealized gains and losses follows:

	As of September 30, 2012
(Dollars in Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Securities Available for sale
Debt Securities:
States & political subdivisions	$5,914	$—	$87	$5,827
U.S. Agency REMIC	36,068	72	322	35,818
U.S. Agency MBS	18,426	148	—	18,574
Total securities available for sale	$60,408	$220	$409	$60,219

	As of December 31, 2011
Securities Available for Sale
Debt Securities:
U.S. Government and federal agencies	$13,385	$305	$—	$13,690
States & political subdivisions	1,701	94	—	1,795
U.S. Agency REMIC	38,917	338	217	39,038
U.S. Agency MBS	18,683	18	88	18,613
Total securities available for sale	$72,686	$755	$305	$73,136

Securities Held to Maturity
Debt Securities:
U.S. Government and federal agencies	$1,002	$11	$—	$1,013
Total securities held to maturity	$1,002	$11	$—	$1,013

At September 30, 2012 and December 31, 2011, government obligations with a carrying value of $8.3 million and $20.6 million, respectively, were pledged to secure public deposits and for other purposes required or permitted by law. At September 30, 2012 and December 31, 2011, the carrying amount of securities pledged to secure repurchase agreements was $5.2 million and $12.6 million, respectively.

Floridian Financial Group, Inc. and Subsidiaries

Note 3.	Securities (continued)

The carrying amount of debt securities by contractual maturity at September 30, 2012 follows:

(Dollars in Thousands)	Within 1 year	After 1 year through 5 years	After 5 years Through 10 years	Over 10 years	Total

Available for sale, at fair value
States & political subdivisions	$—	$—	$531	$5,296	$5,827
U.S. Agency REMIC	2,806	30,706	2,306	—	35,818
U.S. Agency MBS	—	9,835	6,969	1,770	18,574
Total	$2,806	$40,541	$9,806	$7,066	$60,219

For the three months ended September 30, 2012 and 2011, proceeds from sales, maturities, and calls of securities available for sale amounted to $27.9 million and $12.8 million, respectively. Gross realized gains amounted to $419 thousand and $0, respectively. There were no gross realized losses for the three months ended September 30, 2012 and 2011.

For the nine months ended September 30, 2012 and 2011, proceeds from sales, maturities, and calls of securities amounted to $73.0 million and $23.6 million, respectively. Gross realized gains amounted to $1.3 million and $0, respectively. There were no gross realized losses for the nine months ended September 30, 2012 and 2011.

Information pertaining to securities with gross unrealized losses at September 30, 2012 and December 31, 2011 aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	September 30, 2012
	Less Than Twelve Months		Over Twelve Months
(Dollars in Thousands)	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Total Unrealized Losses
Securities Available for sale
Debt Securities:
States & political subdivisions	$87	$5,826	$—	$—	$87

U.S. Agency REMIC	188	21,559	134	6,204	322
Total securities available for sale	$275	$27,385	$134	$6,204	$409

Floridian Financial Group, Inc. and Subsidiaries

Note 3.	Securities (continued)

	December 31, 2011
	Less Than Twelve Months		Over Twelve Months
(Dollars in Thousands)	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Total Unrealized Losses
Securities Available for sale
Debt Securities:
U.S. Agency REMIC	$217	$23,460	$—	$—	$217
U.S. Agency MBS	88	14,536	—	—	88
Total securities available for sale	$305	$37,996	$—	$—	$305

As of September 30, 2012, the Company’s security portfolio consisted of 40 securities, 24 of which were in an unrealized loss position. Four of the securities had loss positions in excess of 12 months. The securities were issued by U.S. government-sponsored agencies and are not considered impaired. Approximately $54.4 million, or 90%, of the debt securities held by the Company were issued by U.S. government-sponsored entities and agencies, primarily Fannie Mae, Freddie Mac and Ginnie Mae, institutions which the government has affirmed its commitment to support. Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these securities and it is likely it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at September 30, 2012.

Note 4.	Loans and Allowance for Loan Losses

Loans were comprised of the following:

(Dollars in Thousands)	September 30, 2012	December 31, 2011

Commercial	$40,111	$44,833
Commercial real estate	222,932	241,648
Residential real estate	7,750	8,542
Consumer loans	15,167	16,745
Total loans	285,960	311,768
Less: Allowance for loan losses	7,830	6,566
Less: Unearned fees	122	114
Net loans	$278,008	$305,088

Floridian Financial Group, Inc. and Subsidiaries

Note 4.	Loans and Allowance for Loan Losses (continued)

Activity in the allowance for loan losses is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Dollars in Thousands)	2012	2011	2012	2011
Beginning balance	$7,678	$7,715	$6,566	$8,010
Loan charge offs:
Commercial	—	183	—	308
Commercial real estate	546	846	986	1,870
Residential real estate	—	37	—	391
Consumer and home equity	—	—	65	243
Total charge-offs	546	1,066	1,051	2,812

Recoveries:
Commercial	1	5	12	96
Commercial real estate	591	6	759	166
Residential real estate	1	—	—	—
Consumer	1	—	24	3
Total recoveries	594	116	795	265

Provision for loan losses:
Commercial	(60)	76	1	76
Commercial real estate	123	318	1,714	809
Residential real estate	6	141	(27)	537
Consumer	29	15	56	295
Unallocated	6	—	(224)	30
Total provision	104	550	1,520	1,747

Ending balance	$7,830	$7,210	$7,830	$7,210

Allowance / Total Loans	2.7%	2.3%	2.7%	2.3%
Net Charge-Offs / Average Loans	0.0%	0.3%	0.1%	0.8%
Allowance / Nonperforming Loans	62.1%	93.2%	62.1%	93.2%

Floridian Financial Group, Inc. and Subsidiaries

Note 4.	Loans and Allowance for Loan Losses (continued)

The following presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and is based on impairment method as of September 30, 2012 and December 31, 2011:

	As of September 30, 2012

(Dollars in Thousands)	Commercial	Commercial Real Estate	Residential Real Estate	Home Equity	Consumer	Unallocated	Total
Ending allowance for loan losses:
Individually evaluated for impairment	$—	$2,475	$—	$—	$—	$—	$2,475
Collectively evaluated for impairment	728	4,177	120	295	25	10	5,355
Total ending allowance balance	$728	$6,652	$120	$295	$25	$10	$7,830

Loans:
Individually evaluated for impairment	$22	$20,077	$106	$—	$—	$—	$20,205
Collectively evaluated for impairment	40,089	202,855	7,644	13,335	1,832	—	265,755
Total ending loan balance	$40,111	$222,932	$7,750	$13,335	$1,832	$—	$285,960

	As of December 31, 2011

(Dollars in Thousands)	Commercial	Commercial Real Estate	Residential Real Estate	Home Equity	Consumer	Unallocated	Total
Ending allowance for loan losses:
Individually evaluated for impairment	$—	$255	$—	$—	$—	$—	$255
Collectively evaluated for impairment	743	4,896	135	246	57	234	6,311
Total ending allowance balance	$743	$5,151	$135	$246	$57	$234	$6,566

Loans:
Individually evaluated for impairment	$—	$23,622	$—	$23	$—	$—	$23,645
Collectively evaluated for impairment	44,833	218,026	8,542	14,210	2,512	—	288,123
Total ending loan balance	$44,833	$241,648	$8,542	$14,233	$2,512	$—	$311,768

Floridian Financial Group, Inc. and Subsidiaries

Note 4.	Loans and Allowance for Loan Losses (continued)

The following presents loans individually evaluated for impairment by class of loans as of September 30, 2012 and December 31, 2011:

	As of September 30, 2012

(Dollars in Thousands)	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Income Recognized
With no related allowance recorded:
Commercial	$22	$22	$—	$24	$1	$—
Commercial real estate
Construction and land	5,899	3,121	—	2,912	160	—
Non-owner occupied	803	467	—	1,022	23	—
Owner occupied	1,329	699	—	696	47	—
Residential	106	106	—	102	10	—
Home equity	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Total	8,159	4,415	—	4,756	241	—

With an allowance recorded:
Commercial	—	—	—	—	—	—
Commercial real estate
Construction and land	—	—	—	—	—	—
Non-owner occupied	7,727	7,728	2,104	7,802	307	—
Owner occupied	8,763	8,062	371	8,025	238	—
Residential	—	—	—	—	—	—
Home equity	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Total	16,490	15,790	2,475	15,827	545	—

Total	$24,649	$20,205	$2,475	$20,583	$786	$—

Floridian Financial Group, Inc. and Subsidiaries

Note 4.	Loans and Allowance for Loan Losses (continued)

	As of December 31, 2011

(Dollars in Thousands)	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Income Recognized
With no related allowance recorded:
Commercial	$—	$—	$—	$239	$—	$—
Commercial real estate
Construction and land	9,825	4,776	—	9,640	40	—
Non-owner occupied	10,026	8,391	—	9,956	199	—
Owner occupied	3,295	2,079	—	3,265	61	—
Residential	—	—	—	—	—	—
Home equity	59	23	—	23	—	—
Consumer	—	—	—	—	—	—
Total	23,205	15,269	—	23,123	300	—

With an allowance recorded:
Commercial	—	—	—	—	—	—
Commercial real estate
Construction and land	—	—	—	—	—	—
Non-owner occupied	2,177	1,500	10	2,177	158	—
Owner occupied	6,876	6,876	245	6,860	49	—
Residential	—	—	—	—	—	—
Home equity	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Total	9,053	8,376	255	9,037	207	—

Total	$32,258	$23,645	$255	$32,160	$507	$—

No additional funds are committed to be advanced in connection with impaired loans.

Floridian Financial Group, Inc. and Subsidiaries

Note 4.	Loans and Allowance for Loan Losses (continued)

Impaired loans include TDRs of $15.6 million and $17.5 million at September 30, 2012 and December 31, 2011, respectively. As of September 30, 2012 and December 31, 2011, there were two nonperforming TDRs with outstanding balances of $6.3 million and $971 thousand, respectively.

During the three months ended September 30, 2012, three CRE loans were classified by the Banks as TDRs. Orange Bank on the one loan reduced the interest rate and retained the monthly interest only payments. Floridian Bank, for the other two loans, increased the interest rate from 3.25% to 5.1% and modified the payments from interest only to principal and interest payments sufficient to term out the loans over ten years. Both of Floridian Bank’s loans had been classified as TDRs in 2010.

During the nine months ended September 30, 2012, the Banks classified four CRE loans with an aggregate outstanding balance $4.3 million as TDRs. Charge-offs totaling $1.4 million were taken on the loans. The Banks had no commitments to lend additional funds for loans classified as TDRs at September 30, 2012. No TDRs defaulted within 12 months of being restructured.

The following presents the recorded investment in nonaccrual loans and loans past due over 90 days and still accruing by class of loans as of September 30, 2012 and December 31, 2011:

	September 30, 2012		December 31, 2011

(Dollars in Thousands)	Nonaccrual	Loans Past Due 90 Days and Over Still Accruing	Nonaccrual	Loans Past Due 90 Days and Over Still Accruing

Commercial	$22	$—	$—	$—
Commercial real estate
Construction and land	3,121	—	4,777	—
Non-owner occupied	6,703	1,912	2,245	471
Owner occupied	699	—	842	—
Residential	106	—	—	—
Home equity	47	—	71	—
Consumer	—	—	—	—
Total	$10,698	$1,912	$7,935	$471

Nonaccruing loans totaled $10.7 million and $7.9 million at September 30, 2012 and December 31, 2011, respectively. Interest income on nonaccrual loans is recognized on a cash basis when the ultimate collectability is no longer considered doubtful. Cash collected on nonaccrual loans is applied against the principal balance or recognized as interest income based upon management’s expectations as to the ultimate collectability of principal and interest in full. If interest on nonaccruing loans had been recognized on a fully-accruing basis, interest income recorded would have been $163 thousand and $453 thousand higher for the quarter ended September 30, 2012 and the year ended December 31, 2011, respectively. As of September 30, 2012, there was one loan past due 90 days or more and still accruing interest income. The loan was matured and has subsequently been renewed. The one loan past due 90 days or more as of December 31, 2011 represented a matured loan that was renewed.

Floridian Financial Group, Inc. and Subsidiaries

Note 4.	Loans and Allowance for Loan Losses (continued)

The following presents the aging of the recorded investment in past due loans as of September 30, 2012 and December 31, 2011 by class of loans:

	September 30, 2012

(Dollars in Thousands)	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Loans Not Past Due

Commercial	$755	$—	$22	$777	$39,334
Commercial real estate
Construction and land	—	303	1,798	2,101	34,995
Non-owner occupied	229	774	2,378	3,381	89,929
Owner occupied	104	511	375	990	91,536
Residential	—	115	106	221	7,529
Home equity	400	300	47	747	12,588
Consumer	—	2	—	2	1,830
Total	$1,488	$2,005	$4,726	$8,219	$277,741

	December 31, 2011

(Dollars in Thousands)	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days Or Greater Past Due	Total Past Due	Loans Not Past Due

Commercial	$1,500	$—	$—	$1,500	$43,333
Commercial real estate
Construction and land	—	—	3,283	3,283	39,156
Non-owner occupied	399	—	2,716	3,115	96,185
Owner occupied	—	—	842	842	99,067
Residential	—	501	—	501	8,041
Home equity	—	—	71	71	14,162
Consumer	4	3	—	7	2,505
Total	$1,903	$504	$6,912	$9,319	$302,449

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

As of September 30, 2012 and December 31, 2011, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

	September 30, 2012

(Dollars in Thousands)	Pass	Special Mention	Substandard	Doubtful	Loss
Commercial	$37,493	$2,400	$218	$—	$—
Commercial real estate
Construction and land	33,974	—	3,121	—	—
Non-owner occupied	86,607	—	6,703	—	—
Owner occupied	79,528	5,040	7,959	—	—
Residential	7,644	—	106	—	—
Home equity	13,288	—	47	—	—
Consumer	1,832	—	—	—	—
Total	$260,366	$7,440	$18,154	$—	$—

	December 31, 2011

(Dollars in Thousands)	Pass	Special Mention	Substandard	Doubtful	Loss
Commercial	$44,628	$—	$205	$—	$—
Commercial real estate
Construction and land	37,663	—	4,776	—
Non-owner occupied	90,909	—	8,391	—	—
Owner occupied	86,663	5,115	8,131	—	—
Residential	8,542	—	—	—	—
Home equity	14,162	—	71	—	—
Consumer	2,512	—	—	—	—
Total	$285,079	$5,115	$21,574	$—	$—

Floridian Financial Group, Inc. and Subsidiaries

Note 4.	Loans and Allowance for Loan Losses (continued)

The following presents the recorded investment in residential and consumer loans based on payment activity as of September 30, 2012 and December 31, 2011:

	September 30, 2012

(Dollars in Thousands)	Residential	Home Equity	Consumer
Performing	$7,644	$13,288	$1,832
Nonperforming	106	47	—
Total	$7,750	$13,335	$1,832

	December 31, 2011

(Dollars in Thousands)	Residential	Home Equity	Consumer

Performing	$8,542	$14,162	$2,512
Nonperforming	—	71	—
Total	$8,542	$14,233	$2,512

Note 5.	Commitments and Contingencies

Financial instruments with off-balance-sheet risk: The financial statements do not reflect various commitments and contingent liabilities that arise in the normal course of business to meet the financing needs of customers. These include commitments to extend credit and honor stand-by letters of credit. These instruments involve, to varying degrees, elements of credit, interest rate and liquidity risks in excess of amounts reflected in the balance sheets. The extent of the Banks’ involvement in these commitments or contingent liabilities is expressed by the contractual, or notional, amounts of the instruments. Commitments to extend credit, which amount to $50.5 million and $57.2 million at September 30, 2012 and December 31, 2011, respectively, represent agreements to lend to customers with fixed expiration dates or other termination clauses.

Since many commitments are expected to expire without being funded, committed amounts do not necessarily represent future liquidity requirements. The amount of collateral obtained, if any, is based on management’s credit evaluation in the same manner as though an immediate credit extension were to be granted.

Standby letters of credit are conditional commitments issued by the Banks guaranteeing the performance of a customer to a third party. The decision whether to guarantee such performance and the extent of collateral requirements are made considering the same factors as are considered in credit extensions. Stand-by letters of credit totaling $2.5 and $3.2 million were outstanding as of September 30, 2012 and December 31, 2011, respectively.

Lines of credit: At September 30, 2012 and December 31, 2011, the Banks had federal funds lines of credit available from their correspondent banks of $24.0 and $30.3 million, respectively. At these dates, there were no outstanding draws under these lines. The highest single day borrowing under these lines was $8.3 million during the nine months ended September 30, 2012.

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

Quantitative measures established by regulation to ensure capital adequacy require the Banks to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations), to risk-weighted assets (as defined), and Tier 1 capital (as defined), to average assets (as defined). As of September 30, 2012 and December 31, 2011, the Banks meet all capital adequacy requirements to be classified as “well capitalized” under prompt corrective action provisions and meet all capital adequacy requirements to which they are subject.

	Actual		For Capital Adequacy Purposes		To be Considered Well Capitalized by Prompt Corrective Action
	Amount	Ratio	Amount	Ratio	Amount		Ratio (1)
As of September 30, 2012
Total capital (to risk-weighted assets)
Consolidated	$43,651	13.7%	$25,530	8%	$	NA	NA
Floridian Bank	$15,772	14.0%	$9,038	8%		$11,298	10%
Orange Bank of Florida	$24,841	12.7%	$15,645	8%		$19,557	10%

Tier 1 capital (to risk-weighted assets)
Consolidated	$39,615	12.4%	$12,765	4%	$	NA	NA
Floridian Bank	$14,351	12.7%	$4,519	4%		$6,767	6%
Orange Bank of Florida	$22,356	11.4%	$7,823	4%		$11,734	6%

Tier 1 capital (to average assets)
Consolidated	$39,615	10.0%	$15,856	4%	$	NA	NA
Floridian Bank	$14,351	10.2%	$5,627	4%		$7,034	5%
Orange Bank of Florida	$22,356	8.8%	$10,129	4%		$12,662	5%

(1) As discussed in Note 9, effective September 30, 2012, Orange Bank must meet enhanced Tier 1 Capital and Total Risk-Based Capital ratios. At September 30, 2012, Orange Bank had met all enhanced requirements.

Floridian Financial Group, Inc. and Subsidiaries

Note 6.	Regulatory Capital Matters (continued)

	Actual		For Capital Adequacy Purposes		To be Considered Well Capitalized by Prompt Corrective Action
	Amount	Ratio	Amount	Ratio	Amount		Ratio
As of December 31, 2011
Total capital (to risk-weighted assets)
Consolidated	$42,545	12.1%	$26,221	8%	$	NA	NA
Floridian Bank	$14,991	12.5%	$9,560	8%		$11,950	10%
Orange Bank of Florida	$24,625	10.7%	$18,355	8%		$22,943	10%

Tier 1 capital (to risk-weighted assets)
Consolidated	$38,126	10.9%	$13,111	4%	$	NA	NA
Floridian Bank	$13,495	11.3%	$4,780	4%		$7,170	6%
Orange Bank of Florida	$21,732	9.5%	$9,177	4%		$13,766	6%

Tier 1 capital (to average assets)
Consolidated	$38,126	8.1%	$16,876	4%	$	NA	NA
Floridian Bank	$13,495	9.0%	$6,032	4%		$7,541	5%
Orange Bank of Florida	$21,732	6.9%	$12,607	4%		$16,007	5%

Pursuant to Orange Bank’s regulatory Memorandum of Understanding (the “MOU”), Orange Bank is required to maintain a minimum Tier 1 capital to average assets ratio of 8% and total capital to risk-weighted assets of 12%. As of September 30, 2012, Orange Bank met the minimum capital requirement as required by the MOU.

The payment of dividends by a Florida state bank is subject to various restrictions set forth in the Florida Financial Institutions Code. Such restrictions generally limit dividends to an amount not exceeding net income for the current and two preceding years, less any dividends paid during that period. Accordingly, management does not expect the payment of dividends at any time in the near future. Since the Company is dependent upon the Bank’s ability to pay dividends, the Company is, in effect, similarly restricted as to its ability to pay dividends. Further, the Boards of Directors of the Banks are restricted from declaring and paying the Company any dividends without the prior approval of our banking regulators. See Note 9.

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

Investment Securities: The fair values of investment securities are determined by quoted prices in active markets, when available. If quoted market prices are not available, the fair value is determined by a matrix pricing, which is a mathematical technique, widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities. Other investments include non-traded securities in bankers-bank stock which is estimated to approximate its book value.

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

Other Real Estate Owned: Other real estate owned consists of property acquired through, or in lieu of, loan foreclosures or other proceedings and is initially recorded at fair value less estimated selling costs at the date of foreclosure, which establishes a new cost basis. Subsequent to foreclosure, the properties are held for sale and are carried at the lower of cost or the net fair value less disposal costs. Properties are evaluated regularly to ensure the recorded amounts are supported by current fair values, and a charge to operations is recorded as necessary to reduce the carrying amount to fair value less estimated costs to dispose.

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

Other borrowings: The carrying amounts of borrowings under repurchase agreements amount of $4.3 million and a long-term note payable of $850 thousand approximate their fair values.

Off-balance-sheet instruments: Loan commitments and standby letters of credit are negotiated at current market rates and are relatively short-term in nature. Therefore, their estimated fair value approximates the fees charged and is nominal at September 30, 2012 and December 31, 2011.

Floridian Financial Group, Inc. and Subsidiaries

Note 7.	Fair Values of Financial Instruments (continued)

Financial Instruments Recorded at Fair Value on a Recurring Basis

The following table sets forth the Company’s assets and liabilities which are carried at fair value on a recurring basis as of September 30, 2012 and December 31, 2011, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	September 30, 2012
(Dollars in Thousands)	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total at Fair Value
Securities available for sale Debt securities:
U.S. Government and federal agencies	$—	$—	$—	$—
States & political subdivisions	—	5,827	—	5,827
U.S. Agency REMIC	—	35,818	—	35,818
U.S. Agency MBS	—	18,574	—	18,574
Total securities available for sale	$—	$60,219	$—	$60,219

	December 31, 2011
	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3		Total at Fair Value
Securities available for sale Debt securities:
U.S. Government and federal agencies	$—	$13,690		$—	$13,690
States & political subdivisions	—	1,795		—	1,795
U.S. Agency REMIC	—	39,038		—	39,038
U.S. Agency MBS	—	18,613		—	18,613
Total securities available for sale	$—	$73,136	$	_—	$73,136

Floridian Financial Group, Inc. and Subsidiaries

Note 7.	Fair Values of Financial Instruments (continued)

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

The fair values of assets measured at fair value on a nonrecurring basis are as follows at September 30, 2012 and December 31, 2011:

	September 30, 2012
(Dollars in Thousands)	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Impaired loans	$—	$—	$3,529
Other real estate owned	$—	$—	$3,614

	December 31, 2011
(Dollars in Thousands)	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Impaired loans	$—	$—	$5,913
Other real estate owned	$—	$—	$5,129

Provisions for loan losses of $1.5 million and $1.7 million were recorded on impaired loans during the nine months ended September 30, 2012 and 2011, respectively.

Write-downs of $166 thousand and $387 thousand were recorded on other real estate owned during the nine months ended September 30, 2012 and 2011, respectively. Subsequent to September 30, 2012, Orange Bank sold an OREO property for $1.5 million.

Floridian Financial Group, Inc. and Subsidiaries

Note 7.	Fair Values of Financial Instruments (continued)

Following is a summary of the carrying amounts and approximate fair values of the Company’s financial instruments at September 30, 2012 and December 31, 2011. The fair value estimates presented are based on pertinent information available to management as of September 30, 2012 and December 31, 2011. Although management is not aware of any factors that would significantly affect the estimated fair values, they have not been comprehensively revalued for purposes of these financial statements since the statement of financial condition date, and therefore, current estimates of fair value may differ significantly from the amounts disclosed.

	September 30, 2012 Fair Value Measurements Using:
(Dollars in Thousands)	Carrying Amount	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Financial assets:
Cash and due from banks	$4,909	$4,909	$—	$—
Federal funds sold and interest bearing deposits	26,541	26,541	—	—
Available for sale securities	60,219	—	60,219	—
Other investments	52	—	—	52
Loans, net	278,008	—	275,999	3,529
Accrued interest receivable	1,127	—	1,127	—

Financial liabilities:
Deposits	$352,132	$—	$352,648	$—
Other borrowings	5,102	5,102	—	—
Accrued interest payable	43	—	43	—

(Dollars in Thousands)	December 31, 2011 Fair Value Measurements Using:
	Carrying Amount	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Financial assets:
Cash and due from banks	$8,930	$8,930	$—	$—
Federal funds sold and interest bearing deposits	23,917	23,917	—	—
Securities held to maturity	1,002	—	1,013	—
Available for sale securities	73,136	—	73,136	—
Other investments	100	—	—	100
Loans, net	305,088	—	301,549	5,913
Accrued interest receivable	1,180	—	1,180	—

Financial liabilities:
Deposits	$393,726	$—	$394,940	$—
Other borrowings	13,955	13,955	—	—
Accrued interest payable	87	—	87	—

Floridian Financial Group, Inc. and Subsidiaries

Note 7.	Fair Values of Financial Instruments (continued)

Assets measured at fair value on a recurring basis and for which the Company has utilized Level 3 inputs to determine fair value were immaterial at September 30, 2012.

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company utilized Level 3 inputs to determine fair value:

	September 30, 2012 Quantitative Information about Level 3 Fair Value Measurements
(Dollars in Thousands)	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Impaired loans	$3,529	Appraisal of collateral (1)	Appraisal adjustments (2) Estimated selling costs (2)	0% to -50% (-7.9%) 0% to -11% (-3.5%)

Other real estate owned and repossessed assets	$3,614	Appraisal of collateral (1), (3)	Appraisal adjustments (2) Estimated selling costs (2)	0% to -49% (-15.7%) -10% to -11% (-10.1%)

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

(3) Includes qualitative adjustments by management and estimated selling costs.

Floridian Financial Group, Inc. and Subsidiaries

Note 8.	Related Party

On January 4, 2011, Orange Bank purchased the land, building, and furniture and fixtures associated with the Clermont Branch location from First Team Clermont OB, LLC, a Florida limited liability company (“First Team”). First Team is controlled by W. Warner Peacock, a former director of the Company. First Team holds a note on the land, building, and furniture and fixtures of $1.7 million. The note requires monthly interest payments at 6.5% per annum. The note required a principal reduction of $850 thousand on January 3, 2012, with all outstanding principal and interest due on January 3, 2013.

Note 9.	Regulatory Agreement

On July 21, 2011, the board of directors of Floridian Bank agreed to approve the board resolution in consultation with their banking regulators. On September 11, 2012, the regulatory board resolution for Floridian Bank was terminated. On July 21, 2011, the board of directors of Orange Bank agreed to approve a board resolution and subsequently on July 19, 2012, the board of directors of Orange Bank agreed to adopt a MOU issued by its banking regulator. From a regulatory perspective, a MOU is a nonpublic agreement; however, in the interest of full disclosure, we are summarizing the main obligations of Orange Bank’s MOU. The FDIC issues an MOU when it believes a board resolution would not adequately address its concerns.

For Orange Bank, its memorandum of understanding (“MOU”) includes, among other things, (i) seeking approval from the FDIC and Florida Office of Financial Regulation (“OFR”) prior to appointing new directors and executive officers; (ii) enhancing the board of director’s participation in the affairs of Orange Bank; (iii) developing plans to reduce and improve certain loan relationships with adverse classification; (iv) charging off remaining assets classified as “Loss”; (v) prohibiting extensions of credit to certain high-risk borrowers; (vi) submitting of a new business plan and annual budgets and earnings forecasts; (vii) achieving and maintaining, by September 30, 2012, a Tier 1 leverage capital ratio and total risk-based capital ratio of at least 8% and 12%, respectively; and (viii) providing quarterly reports to the FDIC and OFR regarding the steps taken to address the foregoing. Orange Bank must also receive approval from the FDIC and OFR prior to declaring or paying dividends.

The MOU adopted by Orange Bank and the restrictions imposed thereby on Orange Bank will remain in effect unless modified or terminated by the Bank’s regulators. Since entering into the board resolution and MOU, we have been actively pursuing the corrective actions. We intend to continue to take the actions necessary to comply with the requirements of the MOU and implement the submitted plan successfully, although we may be unable to do so. As of September 30, 2012, Orange Bank’s Tier 1 leverage capital ratio and total risk-based capital ratio were approximately 8.8% and 12.7%, respectively; meeting all regulatory requirements.

On October 20, 2011, the Company’s board of directors agreed to adopt certain board resolutions (the “FRB Resolution”) in consultation with the Federal Reserve Bank of Atlanta (the “FRB”). The FRB Resolution require, among other things, that the Company seek approval from the FRB prior to incurring any debt, declaring or paying any dividends, reducing its capital position (e.g., through the purchase of treasury shares), or making distributions on subordinated debentures or trust preferred securities. The FRB Resolution approved by the Company and the restrictions imposed thereby on the Company will remain in effect until terminated by the FRB. We intend to take the actions necessary to comply with the requirements of the FRB Resolution.

Note 10.	Branch Sale

On August 17, 2012, Orange Bank, entered into a Purchase and Assumption Agreement (the “Agreement”) to sell the Bank’s Crystal River branch to Old Florida National Bank (“Old Florida”). The Bank has agreed to sell the branch’s real estate and improvements, the deposits associated with the branch and a related portfolio of loans. Old Florida will pay the value of the loans at closing of approximately $4.2 million, assume the deposits of approximately $43.6 million for no premium and pay $1.0 million for the real estate and improvements. The sale has been approved by our regulators and is expected to close in the first quarter of 2013. A loss of $250 thousand was recognized in the third quarter 2012 on the sale of the branch.

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

          The Banks offer commercial and retail banking services with an emphasis on commercial and commercial real estate lending, particularly to the medical services industry. As of September 30, 2012, we had total assets of $400.0 million, deposits of $352.1 million, total gross loans of $286.0 million and total shareholders’ equity of $40.5 million.

          Our principal executive offices are located at 175 Timacuan Boulevard, Lake Mary, Florida 32746. The telephone number at that office is (407) 321-3233.

          Regulatory Matters

                    As described in Note 9 to our consolidated financial statements, the Company has adopted the FRB Resolution and Orange Bank has adopted the MOU in consultation with their banking regulators. Pursuant to the FRB Resolution and the MOU, we have agreed to preserve capital by agreeing to place restrictions on our ability to declare and pay dividends, issue debt, repurchase shares of stock, or make other distributions. Orange Bank, among other things, has agreed to maintain heightened capital ratios. As of September 30, 2012, Orange Bank was in compliance with the heightened capital ratios. See Note 9 for a further discussion.

Results of Operations

CONDENSED SUMMARY OF EARNINGS

	For the three months ended September 30,		For the nine months ended September 30,
(Dollars in Thousands, except per share data)	2012	2011	2012	2011
Interest income	$3,574	$4,309	$11,614	$12,828
Interest expense	514	1,004	1,915	3,137
Net interest income	3,060	3,305	9,699	9.691
Provision for loan losses	104	550	1,520	1,747
Noninterest income	421	168	2,046	854
Noninterest expense	3,221	3,388	9,026	10,446
Income before income taxes	156	(465)	1,199	(1,648)
Income tax expense	—	25	—	200
Net profit (loss)	$156	$(490)	$1,199	$(1,848)
Basic net profit (loss) per share	$0.03	$(0.08)	$0.20	$(0.30)
Diluted net profit (loss) per share	$0.03	$(0.08)	$0.20	$(0.30)
Selected operating ratios
Return on average assets	0.22%	(0.40)%	0.40%	(0.53)%
Return on average equity	2.08%	(4.83)%	4.12%	(6.18)%
Dividend payout ratio	N/A	N/A	N/A	N/A
Equity to assets ratio	10.12%	8.57%	10.12%	8.57%

          The net profit for the three months ended September 30, 2012 was $156 thousand compared to a net loss of $490 thousand for the same period in 2011. The improvement was principally due to a $371 thousand net gain on the sale of securities and the decrease in the provision for loan losses of $446 thousand offset by a decline in net interest income. During the third quarter Orange Bank recognized a $250 thousand loss on the sale of the Crystal River branch. The sale is expected to close in January 2013.

          For the nine months ended September 30, 2012 net profit was $1.2 million compared to a $1.8 million loss for the same period in 2011. The improvement was principally due to a $1.3 million net gain on the sale of securities and a $1.4 million decrease in salary expense from $5.0 million for the nine months ended September 30, 2011, to $3.6 million for the nine months ended September 30, 2012. The reduction in salary expense was a combination of the consolidation of senior executive positions in 2011 and a $369 thousand adjustment to deferred compensation related to the resignation of Charlie Brinkley, our former President and CEO, in September 2011. As of the resignation date, Mr. Brinkley was 30% vested in the accrued balance of his salary continuation agreement.

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

          Our net interest income is impacted by the market rates of interest as influenced by the Federal Reserve’s monetary policy. We have seen a narrowing of margins over the last several years and with the Federal Reserve’s announcement to keep short-term interest rates at near zero through mid-2015 we expect this trend to continue. We believe our service commitment to our customers, however, will enable us to continue to attract deposits and make loans at rates that will not significantly deteriorate our margins.

          The following table reflects the components of net interest income for the three month periods ended September 30, 2012 and 2011. It sets forth, (1) average assets, liabilities and shareholders’ equity, (2) interest income earned on interest-earning assets and interest paid on interest bearing liabilities, (3) average yields earned on interest-earning assets and average rates paid on interest bearing liabilities, (4) our net interest spread (i.e., the average yield on interest-earning assets less the average rate on interest bearing liabilities) and (5) our net interest margin (i.e., the net yield on interest earning assets):

AVERAGE BALANCES AND INTEREST RATES

	Three months ended September 30,
	2012			2011
(Dollars in Thousands)	Average Balance	Interest	Rate	Average Balance	Interest	Rate
ASSETS
Loans, Net(1)(2)	$287,768	$3,522	4.87%	$313,452	$3,980	5.04%
Investment Securities	65,073	42	0.26	46,076	275	2.39
Federal Funds Sold	11,567	8	0.28	79,877	4	0.20
Deposits at interest with banks	2,060	2	0.39	2,648	50	7.49
Total Earning Assets	366,468	3,574	3.88%	442,053	4,309	3.87%

Other Assets	30,996			40,671
Total Assets	$397,464			$482,724

LIABILITIES
Savings, NOW and Money Market	$148,194	$151	0.41%	$165,959	$268	0.67%
Time Deposits	102,343	328	1.27	168,428	680	1.80
Total Interest Bearing Deposits	250,537	479	0.76	334,387	948	1.23
Other Borrowings	11,526	35	1.21	8,734	56	2.79
Total Interest Bearing Liabilities	262,063	514	0.78%	343,121	1,004	1.27%
Noninterest Bearing Deposits	92,669			96,837
Other Liabilities	2,080			2,494
Total Liabilities	356,812			442,452

Total Shareholders’ Equity	40,652			40,272

Total Liabilities and Equity	$397,464			$482,724

Interest Rate Spread			3.10%			2.60%
Net Interest Income		$3,060			$3,305
Net Interest Margin			3.32%			2.89%

(1)	Average balances include nonaccrual loans, and are net of unearned loan fees of $157 and $214 at September 30, 2012 and 2011, respectively.

(2)	Interest income includes fees on loans of $37 and $12 for the three months ended September 30, 2012 and 2011, respectively.

          The following table reflects the components of net interest income for the nine month periods ended September 30, 2012 and 2011:

AVERAGE BALANCES AND INTEREST RATES

	Nine months ended September 30,
	2012			2011
(Dollars in Thousands)	Average Balance	Interest	Rate	Average Balance	Interest	Rate
ASSETS
Loans, Net(1)(2)	$295,152	$10,989	4.97%	$311,744	$11,734	5.03%
Investment Securities	70,428	581	1.10	50,582	980	2.58
Federal Funds Sold	17,682	38	0.29	55,587	107	0.26
Deposits at interest with banks	2,376	6	0.34	2,907	7	0.32
Total Earning Assets	385,638	11,614	4.02%	420,820	12,828	4.08%

Other Assets	34,173			41,270
Total Assets	$419,811			$462,090

LIABILITIES
Savings, NOW and Money Market	$150,169	$473	0.42%	$164,309	$967	0.79%
Time Deposits	124,431	1,349	1.45	151,582	1,983	1.75
Total Interest Bearing Deposits	274,600	1,822	0.89	315,891	2,950	1.25
Other Borrowings	12,771	93	0.97	8,329	186	2.99
Total Interest Bearing Liabilities	287,371	1,915	0.89%	324,220	3,136	1.29%
Noninterest Bearing Deposits	89,799			95,328
Other Liabilities	2,149			2,556
Total Liabilities	379,319			422,104

Total Shareholders’ Equity	40,492			39,986

Total Liabilities and Equity	$419,811			$462,090

Interest Rate Spread			3.13%			2.79%
Net Interest Income		$9,699			$9,692
Net Interest Margin			3.36%			3.08%

(1)	Average balances include nonaccrual loans, and are net of unearned loan fees of $164 and $242 at September 30, 2012 and 2011, respectively.

(2)	Interest income includes fees on loans of $60 and $38 for the nine months ended September 30, 2012 and 2011, respectively.

          Net interest income for the nine months ended September 30, 2012 and 2011 was comparable at $9.7 million even though average total earning assets and total assets decreased by approximately $35.2 million, or 8.4% and $42.3 million, or 9.1%, respectively. Interest income decreased 9.5% to $11.6 million for the nine months ended September 30, 2012 compared to $12.8 million for the nine months ended September 30, 2011 offset by a 38.9% decrease in interest expense to $1.9 million from $3.1 million. The average interest rate on other borrowings decreased from 2.99% to 0.97% at September 30, 2011 and 2012, respectively. Average noninterest bearing deposits decreased by 5.8% to $89.8 million at September 30, 2012 compared to $95.3 million at September 30, 2011.

          The following table sets forth certain information regarding changes in our interest income and interest expense for the quarter ended September 30, 2012 compared to the quarter ended September 30, 2011. For each category of interest earning assets and interest bearing liabilities, information is provided on changes attributable to changes in interest rate and changes in the volume. Changes in both volume and rate have been allocated based on the proportionate absolute changes in each category.

RATE VOLUME ANALYSIS

	Three months ended September 30, 2012 and 2011			Nine months ended September 30, 2012 and 2011
	Total Change	Due to average		Total Change	Due to average
(Dollars in Thousands)		Volume	Rate		Volume	Rate	Days
Interest earning assets
Loans, net	$(458)	$(336)	$(122)	$(745)	$(790)	$5	$40
Investment securities	(233)	113	(346)	(399)	384	(783)	—
Federal funds sold	(48)	(3)	7	(69)	(72)	4	—
Other	4	(11)	(37)	(1)	(2)	—	—
Total	$(735)	(237)	$(498)	$(1,214)	$(480)	$(774)	$40

Interest bearing liabilities
Savings, NOW, money market	$(117)	$(29)	$(88)	$(494)	$(84)	$(412)	$2
Certificates of deposit	(352)	(268)	(84)	(635)	(359)	(281)	5
Short term borrowings	(21)	18	(39)	(93)	99	(192)	—
Total	$(490)	$(279)	$(211)	$(1,222)	$(344)	$(885)	$7

Changes in net interest income	$(245)	$42	$(287)	$8	$(136)	$111	$33

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

          As a direct result of these factors and analyses, the loan loss provision was $104 thousand for the three months ended September 30, 2012, compared to $550 thousand for the same period in 2011. For the nine months ended September 30, 2012 the loan loss provision was $1.5 million compared to $1.7 million for the nine months ended September 30, 2011. Past due loans decreased by 11.8% from $9.3 million at December 31, 2011 to $8.2 million at September 30, 2012. Past due loans included several large loans that had matured, with outstanding matured balances at September 30, 2012 of $5.5 million. The Banks are in the process of reviewing the loans. Loans categorized as substandard decreased 15.9% to $18.2 million at September 30, 2012. As of September 30, 2012, 91.0% of the portfolio was categorized as pass compared to 87.8% at December 31, 2011.

          Noninterest Income

          Following is a schedule of noninterest income:

	Three months ended September 30,		Nine months ended September 30,
(Dollars in Thousands)	2012	2011	2012	2011

Loan fee income	$37	$12	$60	$38
Service charges on deposit accounts	149	160	468	482
Cash surrender value – life insurance	93	78	277	247
Other	7	12	87	181
Loss on sale of assets	(236)	(94)	(126)	(94)
Gain on sale of securities	371	—	1,280	—
Totals	$421	$168	$2,046	$854

          For the three months ended September 30, 2012, noninterest income increased to $421 thousand from $168 thousand for the same period in 2011. The increase was due to a $371 thousand gain on the sale of securities and the increase in cash surrender value of BOLI. The loss on sale of assets include the recognized loss on the Crystal River branch, which is expected to close in January 2013, of $250 thousand offset by a gain on the surrender of two BOLI policies owned by Floridian Bank and the holding company.

          Total noninterest income of $2.0 million for the nine months ended September 30, 2012, was an increase of $1.1 million or 139.6% from the same period in 2011. The increase was primarily due to a $1.3 million gain on the sale of securities compared to $0 in 2011.

          Noninterest Expense

          Following is a schedule of noninterest expense:

	Three months ended September 30,		Nine months ended September 30,
(Dollars in Thousands)	2012	2011	2012	2011

Salaries and employee benefits	$1,378	$1,716	$3,608	$5,031
Occupancy and equipment expense	734	629	2,090	2,035
FDIC insurance	159	43	498	472
Data processing	460	343	1,245	1,077
Other real estate expense	64	186	400	403
Professional fees	240	256	679	751
Credit and collection expenses	29	47	74	220
Core deposit intangible amortization	48	48	144	144
Other operating expenses	109	120	288	313
Totals	$3,221	$3,388	$9,026	$10,446

          For the three months ended September 30, 2012, noninterest expense decreased 4.9% to $3.2 million compared to $3.4 million for the three months ended September 30, 2011. The decrease was due to a $338 thousand decrease in salaries and benefits related to the deduction in staff during 2011 through both the closing of several branches and the elimination of positions. FDIC insurance increased $116 thousand due to a change in the calculation of premiums by the FDIC that resulted in a one-time refund in 2011.

          Total noninterest expense of $9.0 million for the nine months ended September 30, 2012 decreased $1.4 million, or 13.6%, from the same period in 2011. The decrease was due to the elimination and combining of senior executive positions in 2011 and the reversal of deferred compensation expense, resulting in a 28.6% or $1.4 million reduction in salaries and benefits costs. Credit and collection expenses decreased by $146 thousand primarily due to a decrease in other real estate owned.

          Income Taxes

          We file consolidated tax returns. Having incurred annual operating losses since our inception in 2006, we have accumulated a net tax benefit over the past four years. We have recorded a valuation allowance to offset the deferred tax assets associated with the net operating loss carry forwards generated by our net losses. Management determined no additional valuation allowance was required and based on their evaluation of the deferred tax benefit and losses incurred, elected to eliminate the carrying value of the deferred asset account. The Company, however, retains the tax benefit should it be needed in future periods. We did not recognize an income tax benefit or expense for the quarter ended September 30, 2012.

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

          The following gap analysis compares the difference between the amount of interest earning assets (“IEA”) and interest bearing liabilities (“IBL”) subject to repricing over a period of time. A ratio of more than one indicates a higher level of repricing assets over repricing liabilities for the time period. Conversely, a ratio of less than one indicates a higher level of repricing liabilities over repricing assets for the time period. As indicated in our Gap Analysis table, our one-year cumulative gap at September 30, 2012, was a negative 6.70% compared to a negative 12.55% at December 31, 2011. The change in our one-year cumulative gap is primarily due to long-term time deposits maturing over the next 12 months.

GAP ANALYSIS

(Dollars in Thousands)	Within 3 Months	4 To 6 Months	7 To 12 Months	Total 1 Year

Interest Earning Assets (IEA)

Loans	$141,360	$6,198	$15,257	$162,815
Investment Securities	2,408	1,726	2,645	6,779
Federal funds sold	2,525	—	—	2,525
Other investments	23,416	—	100	23,516
Total	$169,709	$7,924	$18,002	$195,635

Interest Bearing Liabilities (IBL)

Savings, NOW, Money Market	$150,639	$—	$—	$150,639
Time deposits	19,491	13,190	34,015	66,696
Other borrowings	4,252	—	850	5,102
Total	$174,382	$13,190	$34,865	$222,437

Period Gap	$(4,673)	$(5,266)	$(16,863)	$(26,802)
Cumulative Gap	$(4,673)	$(9,939)	$(26,802)

Cumulative Gap / Total Assets	(1.17)%	(2.49)%	(6.70)%
IEA / IBL (Cumulative)	97%	95%	88%

Financial Condition

          Lending Activity

          The loan portfolio consists principally of loans to individuals and small- and medium-sized businesses within our primary market area of Central Florida. The table below shows our loan portfolio composition:

(Dollars in Thousands)	September 30, 2012	December 31, 2011

Commercial	$40,111	$44,833
Commercial real estate	222,932	241,648
Residential real estate	7,750	8,542
Consumer loans	15,167	16,745
Total loans	285,960	311,768
Less: Allowance for loan losses	7,820	6,566
Less: Unearned fees	122	114
Net loans	$278,018	$305,088

          Total loans decreased by $25.8 million during the first nine months of 2012 due to the payoff of several large loans. During the quarter, $717 thousand was transferred to other real estate owned, write-downs totaled $596 thousand, and approximately $1.5 million in net pay downs and payoffs. These decreases were offset by new loans of $8.8 million. There were approximately $10.7 million in nonperforming loans at September 30, 2012 compared to $8.4 million at December 31, 2011.

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

          As of September 30, 2012, securities totaling $60.2 million were classified as available for sale. During the nine months ended September 30, 2012, securities available for sale decreased by $12.0 million as a result of lower deposit balances, offset with a lower loan portfolio.

          Deposits and Other Borrowings

          As a bank holding company, our primary source of funds is deposits. Typically, deposits are provided by businesses, municipalities, and individuals located within the markets served by our subsidiaries. In addition, we accept a limited amount of brokered deposits.

          Total deposits decreased $41.6 million to $352.1 million at September 30, 2012, compared to $393.7 million at December 31, 2011, due to a decision to reduce brokered deposits and pay lower interest rates on certificates of deposit. Core deposits, which exclude time deposit, increased $14.6 million to $248.5 million at September 30, 2012 from $233.9 million at December 31, 2011. Time deposits decreased to $103.6 million from $159.9 million. The decrease in time deposits is attributable to a $15.9 million reduction in brokered deposits with the remaining decrease attributable to customers moving time deposits to the Banks’ less restrictive core deposit accounts due to minimal differences in interest rates.

          Other borrowings, made up of short- and long-term borrowings, decreased by $8.9 million to $5.1 million at September 30, 2012 compared to a balance of $14.0 million at December 31, 2011 due to a scheduled principal reduction on the Clermont branch loan and a reduction in customer repurchase agreements. As of September 30, 2012, other borrowings were approximately 12.6% of our total shareholders’ equity.

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

          Operating Activities

          Cash flows from operating activities primarily include net income (loss), adjusted for items that did not impact cash. Net cash provided by operating activities increased by $6.8 million to $4.3 million for the nine months ended September 30, 2012 compared to $624 thousand for the nine months ended September 30, 2011. The improvement was due to the Company achieving a $1.2 million profit for the nine months ended September 30, 2012 compared to a loss of $1.4 million for the nine months ended September 30, 2011.

          Investing Activities

          Cash used in investing activities reflects the impact of loans and investments acquired for our interest-earning asset portfolios, as well as cash flows from asset sales and the impact of acquisitions. For the nine months ended September 30, 2012, we had net cash flows provided by investing activities of $44.8 million, compared to net cash flows used in investing activities of $7.2 million for the nine months ended September 30, 2011. The change in cash flows from investing activities was due to a decrease in net loans of $26.6 million and a net decrease in investments available for sale of $12.4 million. The Company also had $2.8 million in proceeds from the redemption of its BOLI policies.

          Financing Activities

          Cash flows from financing activities include transactions and events whereby cash is obtained from depositors, creditors or investors. For the nine months ended September 30, 2012, we had net cash flows used in financing activities of $50.4 million, compared to net cash flows provided by financing activities of $9.7 million for the nine months ended September 30, 2011. The change in cash flows from financing activities was primarily due to a $41.6 million decrease in net deposit growth for the nine months ended September 30, 2012 compared to a $5.6 million increase in net deposit growth for the nine months ended September 30, 2011. In 2011, the Company offered a special promotion to increase time deposit balances with no comparable offering during the first three quarters of 2012.

Capital Resources

          The assessment of capital adequacy depends on a number of factors such as asset quality, liquidity, earnings performance, changing competitive conditions and economic forces. We seek to maintain a strong capital base to provide stability to current operations and to promote public confidence. As of September 30, 2012, the Banks exceeded the requirements contained in the applicable regulations, policies and directives pertaining to capital adequacy to be classified as “well capitalized” and are unaware of any material violation or alleged violation of these regulations, policies or directives; however, the poor loan portfolio performance and the related impact on earnings have deteriorated our capital position. Our intent is to strengthen our capital position, and both management and the Board of Directors have had exploratory discussions to determine the availability and cost of additional capital. As of September 30, 2012, Orange Bank’s Tier 1 leverage and total capital to risk weighted assets met the ratios as required by its MOU. Based on these discussions and the need to comply with the MOU, the Company may need to pursue another capital offering within the next 12 months.

          Key to our efforts to maintain existing capital adequacy is the need for the Banks to become profitable by focusing on increasing core earnings and decreasing the levels of adversely classified and nonperforming assets. Management is continuing to pursue a number of strategic alternatives to improve the core earnings of the Banks and to reduce the level of classified assets such as consolidating the Banks’ charters and redefining our credit organization. While we have recently withdrawn our application to merge the Banks, we expect to submit a new application to merge the Banks in 2013. Current market conditions for banking institutions, the overall uncertainty in financial markets and the Banks’ high level of nonperforming assets are impediments to the success of these strategies. If current adverse market factors continue for a prolonged period of time, new adverse market factors emerge, and/or the Banks are unable to successfully execute plans in a sufficient and timely manner, it could have a material adverse effect on the Banks’ business, results of operations and financial position, as well as result in further supervisory actions from our regulators.

          We offer a stock purchase plan to our employees and directors to purchase shares of our common stock at fair market value. In 2011, employees purchased 911 shares valued at $5.50 per share, which were issued in March 2012. In 2010, employees purchased 1,319 shares valued at $10.00 per share, which were issued in March 2011.

          In 2012, we filed a Form 15 to deregister our common stock under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We expect that our filing obligations under the Exchange Act will be automatically suspended once we file our annual report on Form 10-K for the current fiscal year. We would expect that “going dark” will not have a material impact on our ability to raise capital because our stock is not listed on an exchange and is relatively illiquid.

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

          As described in Note 9, we have adopted a certain board resolution and MOU in consultation with our regulators. Pursuant to the resolution and MOU, we have agreed to preserve capital by agreeing to place restrictions on our ability to declare and pay dividends, issue debt, repurchase shares of stock, or make other distributions. See Note 9 for further discussion.

Off-Balance Sheet Arrangements

          We do not currently engage in the use of derivative instruments to hedge interest rate risks. However, we are a party to financial instruments with off-balance sheet risks in the normal course of business to meet the financing needs of our customers.

          At September 30, 2012, we had approximately $50.5 million in commitments to extend credit and $2.5 million in standby letters of credit. Commitments to extend credit are agreements to lend to a customer so long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Standby letters of credit are conditional commitments issued by us to guarantee the performance of a customer to a third party. We use the same credit policies in establishing commitments and issuing letters of credit as we do for on-balance sheet instruments.

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

          The Banks began increasing its historical net charge off rate from a twelve to a twenty-four month look back period during the second quarter of 2012. Management determined, based on the current market conditions, that a twenty-four month methodology would be a more appropriate indicator. The change, which represented an 18 month historical look back period for the third quarter, had only a minimal impact on the overall allowance calculation since losses have been minimal, to date, in 2012.

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

Evaluation of Disclosure Controls and Procedures

          As of September 30, 2012, the end of the period covered by this Form 10-Q, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that as of September 30, 2012, the end of the period covered by this Form 10-Q, we maintained effective disclosure controls and procedures.

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

2.1

Purchase and Assumption Agreement, dated August 17,2012, by and between Old Florida National Bank and Orange Bank of Florida – incorporated herein by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K (filed 8/22/2012) (No. 000-53589)

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

FLORIDIAN FINANCIAL GROUP, INC.
(Registrant)

By:	/s/ Jorge F. Sanchez
Jorge F. Sanchez
Executive Vice President and Chief Financial Officer
(Mr. Sanchez is the Principal Financial Officer and has been duly authorized to sign on behalf of the Registrant)

Date:	November 14, 2012

Exhibit Index

2.1

Purchase and Assumption Agreement, dated August 17,2012, by and between Old Florida National Bank and Orange Bank of Florida – incorporated herein by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K (filed 8/22/2012) (No. 000-53589)

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

