Form 10-K
period 2012-12-31
FLORIDIAN FINANCIAL GROUP INC
filed 2013-04-01
CIK 1349593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

There is no market for the Registrant’s common stock; therefore, the aggregate market value of the Registrant’s common stock held by non-affiliates is not calculable.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 14, 2013
Common Stock, $5.00 par value per share	6,178,158 shares

FLORIDIAN FINANCIAL GROUP, INC.
ANNUAL REPORT FOR 2012 ON FORM 10-K

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

Both Floridian Bank and Orange Bank are full service commercial banks, providing a wide range of business and consumer financial services in our target marketplace, which is comprised primarily of Orange, Seminole, Lake, Flagler, and Volusia Counties in Florida. Floridian Bank is headquartered in Daytona Beach, Florida, and Orange Bank of Florida is headquartered in Orlando, Florida. Collectively, as of December 31, 2012, our Banks operated 10 banking offices. However, on January 25, 2013, Orange Bank sold their Crystal River branch.

The Banks’ deposits are insured by the FDIC up to applicable limits. The operations of the Banks are subject to the supervision and regulation of the FDIC and the Florida Office of Financial Regulation (“OFR”). As a bank holding company, we are also subject to regulation by the Federal Reserve.

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

Business Strategy

Our business strategy is to operate as a profitable, diversified financial services company providing a variety of banking and other financial services, with an emphasis on commercial business loans to small-and medium-sized businesses, particularly in the medical industry, and consumer and residential mortgage lending. We emphasize comprehensive retail and business products and responsive, decentralized decision-making which reflects our knowledge of our local markets and customers. We offer a wide range of commercial and retail banking and financial services to businesses and individuals.

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

The Federal Reserve cited the Company’s financial deterioration as the reason it requested the Company adopt the FRB Resolutions. Accordingly, the Company adopted the FRB Resolutions and agreed to take the following actions: Without the prior approval of the Federal Reserve, the Company agreed to not (i) incur any new debt or refinance existing debt;(ii) declare any dividends on any class of stock or;(iii) reduce its capital position by redeeming shares of stock. The FRB granted us permission to pay dividends on the shares of our Series A Noncumulative Preferred Stock in the form of additional shares of Preferred Stock for a period of two years. The FRB Resolutions do not contain any capital directives. No other actions were necessary other than to submit Company-only financial data on a quarterly basis and to submit written confirmation of compliance with the FRB Resolutions.

The FRB Resolutions approved by the Company and the restrictions imposed thereby will remain in effect until terminated by the Federal Reserve. We intend to take the actions necessary to comply with the requirements of the FRB Resolutions.

The Banks

On July 21, 2011, the board of directors of Floridian Bank agreed to approve a board resolution in consultation with their banking regulators. On September 11, 2012, the regulatory board resolution for Floridian Bank was terminated. On July 21, 2011, the board of directors of Orange Bank agreed to approve a board resolution and subsequently on July 19, 2012, the board of directors of Orange Bank agreed to adopt a memorandum of understanding (“MOU”) issued by its banking regulator. From a regulatory perspective, a MOU is a nonpublic agreement; however, in the interest of full disclosure, we are summarizing the main obligations of Orange Bank’s MOU. The FDIC issues an MOU when it believes a board resolution would not adequately address its concerns.

Pursuant to the MOU, Orange Bank agreed to:(i) seek approval from the FDIC and OFR prior to appointing new directors and executive officers; (ii) enhance the board of director’s participation in the affairs of Orange Bank; (iii) develop plans to reduce and improve certain loan relationships with adverse classification; (iv) chargeoff remaining assets classified as “Loss”; (v) prohibit extensions of credit to certain high-risk borrowers; (vi) submit of a new business plan and annual budgets and earnings forecasts; (vii) achieve and maintain, by September 30, 2012, a Tier 1 leverage capital ratio and total risk-based capital ratio of at least 8% and 12%, respectively; and (viii) provide quarterly reports to the FDIC and OFR regarding the steps taken to address the foregoing. Orange Bank must also receive approval from the FDIC and OFR prior to declaring or paying dividends.

The MOU adopted by Orange Bank and the restrictions imposed thereby, will remain in effect unless modified or terminated by the Bank’s regulators. Since entering into the MOU, we have been actively pursuing the corrective actions. We intend to continue to take the actions necessary to comply with the requirements of the MOU and implement the submitted plan successfully, although we may be unable to do so. As of December 31, 2012, Orange Bank’s Tier 1 leverage capital ratio and total risk-based capital ratio were approximately 9.1% and 13.6%, respectively, exceeding the minimum requirements of the MOU.

Market Area

With the sale of our Crystal River branch, located in Citrus County, in January 2013, our current primary market area consists of a five-county area in Central Florida: Flagler, Lake, Orange, Seminole, and Volusia counties.

Floridian Bank.

Floridian Bank’s primary service area is in Flagler and Volusia Counties. Floridian Bank has focused primarily on Volusia County, including Ormond Beach, Daytona Beach, and Port Orange. Based on data from the Bureau of Economic and Business Research (“the Bureau”), Volusia County’s growth between 2010 and April 2012 has been slower than most of Central Florida at 0.5%. Population growth in our branch cities, which are located in the largest cities in Volusia County, based on population, after Deltona, however, have outpaced the county with Daytona Beach reporting a 1.4% growth rate. The city of Palm Coast experienced a 1.7% growth rate for the same period, which was above Flagler County’s growth rate of 1.5%. Floridian Bank has focused on the commercial and professional segment of the market, primarily with a customer base associated with the local health care industry.

Orange Bank of Florida.

Orange Bank competes primarily in a three county area: Orange, Seminole and Lake. The majority of Orange Bank’s assets are located in Orange County. According to the US Census, population in Orange County grew by over 249,000 or 27.8%, between 2000 and 2010. The Bureau reported that Orange County had a 2.6% growth rate from 2010 to 2012 with Orlando growing by almost 3%. Based on data from the Bureau, Lake and Seminole Counties saw 0.9% and 1.3% growth, respectively, over the same time period, which are both below the state average of 1.5%. Growth in Clermont, where our Lake County branch is located, however, experienced a 3.8% growth rate.

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

Mortgage Banking.

The Banks during 2012 had a joint marketing agreement with FBC Mortgage LLC (FBC) which provided us the ability to refer our retail banking customers to FBC for conventional and nonconforming mortgages and construction and permanent financing. In December 2012, the Company signed a Correspondent Agreement with FBC; whereby, the Banks will originate mortgage loans and sell them to FBC.

Lending Services

Loan Portfolio Composition.

At December 31, 2012, the Banks’ loan portfolios totaled $273.8 million, representing approximately 71.5% of our total assets of $383.1 million.

The composition of the Banks’ loan portfolios at December 31, 2012 is indicated below.

(Dollars in Thousands)	Amount	% of Total
Commercial	$37,166	13.6%
Commercial real estate	212,846	77.7
Residential real estate	7,371	2.7
Consumer and home equity	16,382	6.0
Total loans	273,765	100.0%
Less: Allowance for loan losses	(8,017)
Less: Net deferred fees	(112)
Loans, net	$265,636

There were approximately $10.7 million in nonperforming loans at December 31, 2012.

Commercial Loans.

At December 31, 2012, our commercial loan portfolio totaled $37.2 million. All corporate and business purpose loans and lines of credit that are not real estate related are classified as commercial loans. Loans are made for acquisition, expansion, and working capital purposes and are generally secured by business assets including accounts receivable, inventory, and equipment and may incorporate a personal guarantee. Terms on commercial loans are generally for five years or less with most lines of credit written on an on-demand-basis. The majority of commercial loans have a floating interest rate tied to a published index. The financial condition and cash flow of commercial borrowers are closely monitored by the submission of corporate financial statements, personal financial statements and income tax returns. The frequency of submissions of required financial information depends on the size and complexity of the credit and the collateral that secures the loan. As of December 31, 2012, commercial loans represented 13.6% of the portfolio.

Commercial Real Estate (“CRE”) Loans.

At December 31, 2012, our CRE portfolio totaled $212.8 million or 77.7% of the total loan portfolio. CRE represents business purpose loans that are real estate related and secured by real estate. CRE loans are reviewed primarily as cash flow loans and secondarily as loans secured by real estate. Such loans are primarily secured by retail office buildings, speculative residential and multi-family construction projects, land, and general purpose business space. Although terms may vary, the Banks’ commercial mortgages generally are long term in nature, owner-occupied, and variable-rate loans. The Banks seek to reduce the risks associated with commercial mortgage lending by generally lending in their market area and obtaining periodic financial statements and tax returns from borrowers. CRE loans are generally originated in amounts up to 80% of the appraised value of the property securing the loan. Maximum loan to value limits are slightly lower for raw land and land development loans.

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

Residential Real Estate (“RRE”) Loans.

At December 31, 2012, our RRE portfolio totaled $7.4 million or 2.7% of the total loan portfolio. RRE loans represent all consumer purpose loans collateralized by one to four family dwellings. In 2012, we typically did not lend on primary residences. Our residential real estate loans are mainly secured by first mortgages on investment properties as well as select loans originated by Floridian Financial Mortgage.

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

The Banks’ loan portfolios do not contain any adjustable rate, subprime, or option (“pick a payment”) residential mortgage loans. The loans generally have terms of less than five years and are written on a fixed rate basis.

Consumer Loans.

At December 31, 2012, our installment and consumer loan portfolio totaled $16.4 million or 6.0% of the total loan portfolio. The Banks offer a variety of installment and consumer loans consisting of home equity lines of credit, overdraft loans, loans secured by deposits and securities, and unsecured personal loans. These loans are typically secured by residential real estate or personal property, including automobiles and boats. Home equity loans (closed-end and lines of credit) are typically made up to 85% of the appraised value of the property securing the loan, in each case, less the amount of any existing liens on the property. Closed-end loans have terms of up to 15 years. Lines of credit have an original maturity of 5 years. The interest rates on closed-end home equity loans are fixed, while interest rates on home equity lines of credit are variable.

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

The following table displays data provided by the FDIC regarding our competition in Flagler, Lake, Orange, Seminole, and Volusia counties (our primary market area), as of June 30, 2012, the latest date for which data was available. Citrus County is also included because the branch was not sold until January 2013.

County	Number of Insured Financial Institutions	Number of Retail Branches	Banks’ Market Share
Citrus	14	48	2.1%
Flagler	9	22	0.6%
Lake	22	105	0.3%
Orange	39	295	0.4%
Seminole	35	145	1.4%
Volusia	27	155	1.4%

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

The largest competitors in our market include: Bank of America, Wells Fargo, SunTrust, BB&T, Regions, and PNC, and these institutions capture the majority of the deposits. Our significant community bank competitors include: Old Florida National, Florida Community Bank, First Southern Bank, New Traditions, and Gateway Bank of Florida. We believe community banks can compete successfully with larger institutions by providing personalized service and making timely, local decisions and thereby drawing business away from larger institutions in the market. We also believe further consolidation in the banking industry is likely to create additional opportunities for community banks to capture deposits from affected customers who may become dissatisfied as their financial institutions grow larger. In addition, we believe that once the Florida economy experiences new job growth, the growth of our banking markets from new residents affords us an opportunity to capture new deposits.

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

Employees

As of December 31, 2012, we employed 75 full-time employees and 5 part-time employees. The employees are not represented by a collective bargaining unit. We consider relations with our employees to be good.

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

Proposed Changes to Regulatory Capital Requirements

In June 2012, the federal banking agencies issued a series of proposed rules to conform U.S. regulatory capital rules with the international regulatory standards agreed to by the Basel Committee on Banking Supervision in the accord referred to as “Basel III”.  The proposed revisions, if adopted, would establish new higher capital ratio requirements, narrow the definitions of capital, impose new operating restrictions on banking organizations with insufficient capital buffers and increase the risk weighting of certain assets. The proposed new capital requirements would apply to all banks, savings associations, bank holding companies with more than $500 million in assets and all savings and loan holding companies regardless of asset size. A summary of the proposed regulatory changes is set forth below.

▪	New and Increased Capital Requirements. The proposed rules would establish a new capital measure called “Common Equity Tier I Capital” consisting of common stock and related surplus, retained earnings, accumulated other comprehensive income and, subject to certain adjustments, minority common equity interests in subsidiaries. Unlike the current rules which exclude unrealized gains and losses on available-for-sale debt securities from regulatory capital, the proposed rules would generally require accumulated other comprehensive income to flow through to regulatory capital. Depository institutions and their holding companies would be required to maintain Common Equity Tier I Capital equal to 4.5% of risk-weighted assets by 2015. Additionally, the proposed regulations would increase the required ratio of Tier I Capital to risk-weighted assets from the current 4% to 6% by 2015. Tier I Capital would consist of Common Equity Tier I Capital plus Additional Tier I Capital which would include non-cumulative perpetual preferred stock. Neither cumulative preferred stock (other than certain preferred stock issued to the U.S. Treasury) nor trust preferred securities would qualify as Additional Tier I Capital but could be included in Tier II Capital along with qualifying subordinated debt. The proposed regulations would also require a minimum Tier I leverage ratio of 4% for all institutions. The minimum required ratio of total capital to risk-weighted assets would remain at 8%.

▪	Capital Buffer Requirement. In addition to increased capital requirements, depository institutions and their holding companies would be required to maintain a capital buffer of at least 2.5% of risk-weighted assets over and above the minimum risk-based capital requirements. Institutions that do not maintain the required capital buffer would be subject to progressively more stringent limitations on the percentage of earnings that can be paid out in dividends or used for stock repurchases and on the payment of discretionary bonuses to senior executive management. The capital buffer requirement would be phased in over a four-year period beginning in 2016. The capital buffer requirement effectively raises the minimum required risk-based capital ratios to 7% Common Equity Tier I Capital, 8.5% Tier I Capital and 10.5% Total Capital on a fully phased-in basis.

▪	Changes to Prompt Corrective Action Capital Categories. The Prompt Corrective Action rules would be amended to incorporate a Common Equity Tier I Capital requirement and to raise the capital requirements for certain capital categories. To be adequately capitalized for purposes of the prompt corrective action rules, a banking organization would be required to have at least an 8% Total Risk-Based Capital Ratio, a 6% Tier I Risk-Based Capital Ratio, a 4.5% Common Equity Tier I Risk Based Capital Ratio and a 4% Tier I Leverage Ratio. To be well capitalized, a banking organization would be required to have at least a 10% Total Risk-Based Capital Ratio, an 8% Tier I Risk-Based Capital Ratio, a 6.5% Common Equity Tier I Risk-Based Capital Ratio and a 5% Tier I Leverage Ratio.

▪	Additional Deductions from Capital. Banking organizations would be required to deduct goodwill and certain other intangible assets, net of associated deferred tax liabilities, from Common Equity Tier I Capital. Deferred tax assets arising from temporary timing differences that could not be realized through net operating loss (“NOL”) carrybacks would continue to be deducted but deferred tax assets that could be realized through NOL carrybacks would not be deducted but would be subject to 100% risk weighting. Defined benefit pension fund assets, net of any associated deferred tax liability, would be deducted from Common Equity Tier I Capital unless the banking organization has unrestricted and unfettered access to such assets. Reciprocal cross-holdings of capital instruments in any other financial institutions would now be deducted from capital, not just holdings in other depository institutions. For this purpose, financial institutions are broadly defined to include securities and commodities firms, hedge and private equity funds and non-depository lenders. Banking organizations would also be required to deduct non-significant investments (less than 10% of outstanding stock) in other financial institutions to the extent these exceed 10% of Common Equity Tier I Capital subject to a 15% of Common Equity Tier I Capital cap. Greater than 10% investments must be deducted if they exceed 10% of Common Equity Tier I Capital. If the aggregate amount of certain items excluded from capital deduction due to a 10% threshold exceeds 17.65% of Common Equity Tier I Capital, the excess must be deducted.

▪	Changes in Risk-Weightings. The proposed rules would apply a 250% risk-weighting to mortgage servicing rights, deferred tax assets that cannot be realized through NOL carrybacks and significant (greater than 10%) investments in other financial institutions. The proposal also would also change the risk-weighting for residential mortgages and would create a new 150% risk-weighting category for “high volatility commercial real estate loans” which are credit facilities for the acquisition, construction or development of real property other than one- to four-family residential properties or commercial real projects where: (i) the loan-to-value ratio is not in excess of interagency real estate lending standards; and (ii) the borrower has contributed capital equal to not less than 15% of the real estate’s “as completed” value before the loan was made.

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010

On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) with major sections of the Dodd-Frank Act being implemented in 2011. The Dodd-Frank Act has had a broad impact on the financial services industry, including significant regulatory and compliance changes including, among other things, (i) enhanced resolution authority of troubled and failing banks and their holding companies; (ii) increased capital and liquidity requirements; (iii) increased regulatory examination fees; (iv) changes to assessments to be paid to the FDIC for federal deposit insurance; and (v) numerous other provisions designed to improve supervision and oversight of, and strengthening safety and soundness for, the financial services sector. The Dodd-Frank Act also established a new financial industry regulator, the Consumer Financial Protection Bureau (“CFPB”) and authorizes state officials to enforce regulations issued by the CFPB for the general prohibition against unfair, deceptive or abusive practices.

A summary of certain provisions of the Dodd-Frank Act that became effective in 2011 is set forth below, along with information set forth in applicable sections of this “Regulatory Considerations” section.

▪	Interest on Demand Deposit Accounts (“DDA”). Effective July 21, 2011, the prohibition of paying interest on DDAs, was repealed. Prior to the effective date, only Negotiable Orders of Withdrawal or NOW accounts could pay interest. These accounts reserved the right to require at least seven days’ written notice prior to withdrawal or transfer of funds with only individuals, nonprofit organizations and governmental units having the right to own the accounts. For profit entities were prohibited from holding NOW accounts. Banks can now offer interest bearing DDAs which do not require seven days written notice of the intent to withdraw.

▪	Transactions with Affiliates. The Dodd-Frank Act enhances the requirements for certain transactions with affiliates under Sections 23A and 23B of the Federal Reserve Act, including an expansion of the definition of “covered transactions” and increasing the amount of time for which collateral requirements regarding covered transactions must be maintained.

▪	Transactions with Insiders. Insider transaction limitations are expanded through the strengthening of loan restrictions to insiders and the expansion of the types of transactions subject to the various limits, including derivative transactions, repurchase agreements, reverse repurchase agreements and securities lending or borrowing transactions. Restrictions are also placed on certain asset sales to and from an insider to an institution, including requirements that such sales be on market terms and, in certain circumstances, approved by the institution’s board of directors.

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

The Consumer Financial Protection Bureau

In July 2011, many consumer financial protection functions formerly assigned to the federal banking and other agencies transferred to the CFPB. The CFPB has the authority to write regulations under federal consumer financial protections laws, and enforce those laws. It has the authority to prevent “unfair, deceptive or abusive” practices by issuing regulations or by using its enforcement authority without first establishing regulatory guidance. Because this is an entirely new agency, the impact on us is largely uncertain. However, any new regulatory requirements, or modified interpretations of existing regulations, will affect our consumer business and operations, potentially resulting in increased compliance costs.

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

Permitted Activities

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

Changes in Control

Subject to certain exceptions, the Bank Holding Company Act and the Change in Bank Control Act, together with the applicable regulations, require Federal Reserve approval (or, depending on the circumstances, no notice of disapproval) prior to any person or company acquiring “control” of a bank or bank holding company. A conclusive presumption of control exists if an individual or company acquires the power, directly or indirectly, to direct the management or policies of an insured depository institution or to vote 25% or more of any class of voting securities of any insured depository institution. A rebuttable presumption of control exists if a person or company acquires 10% or more but less than 25% of any class of voting securities of an insured depository institution and either the institution has registered securities under Section 12 of the Securities Exchange Act of 1934 or as we will refer to as the Exchange Act, or no other person will own a greater percentage of that class of voting securities immediately after the acquisition. However, following the enactment of the Jumpstart Our Business Startups Act in 2012 which, among other things, changed the requirements for banks and bank holding companies to register their common stock, we filed a Form 15 with the SEC and as a result, our common stock is no longer registered under Section 12 of the Exchange Act.

The Federal Reserve Board maintains a policy statement on minority equity investments in banks and bank holding companies, that generally permits investors to (1) acquire up to 33% of the total equity of a target bank or bank holding company, subject to certain conditions, including (but not limited to) that the investing firm does not acquire or hold 15% or more of any class of voting securities, and (2) designate at least one director, without triggering the various regulatory requirements associated with control.

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

Tying

Bank holding companies and their affiliates are prohibited from tying the provision of certain services, such as extending credit, to other services or products (other than traditional banking products) offered by the holding company or its affiliates, such as deposit products.

Capital; Dividends; Source of Strength

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

The ability of the Banks to pay dividends, however, will be subject to regulatory restrictions that are described below under “Dividends.” We are also able to raise capital for contributions to the Banks by issuing securities without having to receive regulatory approval, subject to compliance with federal and state securities laws. Further, the Company and Orange Bank agreed to adopt the FRB Resolutions and the MOU, respectively, which require that we seek prior approval from our regulators before declaring or paying any dividends. See “Item 1. Business – Regulatory Matter” for a further discussion.

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

Reserves

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

Dividends

The Banks are subject to legal limitations on the frequency and amount of dividends that can be paid to us. The FDIC may restrict the ability of the Banks to pay dividends if those payments would constitute an unsafe or unsound banking practice. These regulations and restrictions may limit our ability to obtain funds from the Banks for our cash needs, including funds for acquisitions and the payment of dividends, interest, and operating expenses. As discussed above, the MOU restricts the payment of dividends to us from Orange Bank. See “Item 1. Business – Regulatory Matter” for a further discussion.

In addition, Florida law and Federal regulation also places restrictions on the declaration of dividends from state chartered banks to their holding companies. Pursuant to the Florida Financial Institutions Code, the board of directors of state chartered banks, after charging off bad debts, depreciation and other worthless assets, if any, and making provisions for reasonably anticipated future losses on loans and other assets, may quarterly, semi-annually or annually declare a dividend of up to the aggregate net profits of that period combined with the bank’s retained net profits for the preceding two years and, with the approval of the OFR and FDIC, declare a dividend from retained net profits which accrued prior to the preceding two years. Before declaring such dividends, 20% of the net profits for the preceding period as is covered by the dividend must be transferred to the surplus fund of the bank until this fund becomes equal to the amount of the bank’s common stock then issued and outstanding. A state chartered bank may not declare any dividend if (i) its net income (loss) from the current year combined with the retained net income (loss) for the preceding two years aggregates a loss or (ii) the payment of such dividend would cause the capital account of the bank to fall below the minimum amount required by law, regulation, order or any written agreement with the OFR or a federal regulatory agency.

Insurance of Accounts and Other Assessments

We pay our deposit insurance assessments to the Deposit Insurance Fund, which is determined through a risk-based assessment system. Our deposit accounts are currently insured by the Deposit Insurance Fund generally up to a maximum of $250,000 per separately insured depositor.

Beginning in November 2008, the FDIC issued a final rule under its Transaction Account Guarantee Program (“TAGP”), pursuant to which the FDIC fully guaranteed all non-interest bearing transaction deposit accounts, including all personal and business checking deposit accounts that do not earn interest, lawyer trust accounts where interest does not accrue to the account owner (IOLTA), and NOW accounts with interest rates no higher than 0.25%. Thus, under TAGP, all money in these accounts was fully insured by the FDIC regardless of dollar amount. This increase to coverage was originally in effect through December 31, 2009, but was extended several times until it expired on December 31, 2012.

Under the current assessment system, the FDIC assigns an institution to one of four risk categories, with the first category having two sub-categories based on the institution’s most recent supervisory and capital evaluations, designed to measure risk. Total base assessment rates currently range from 0.025% of deposits for an institution in the highest sub-category of the highest category to 0.45% of deposits for an institution in the lowest category. On May 22, 2009, the FDIC imposed a special assessment of five basis points on each FDIC-insured depository institution’s assets, minus its Tier I capital, as of June 30, 2009. This special assessment was collected on September 30, 2009. Finally, on November 12, 2009, the FDIC adopted a new rule requiring insured institutions to prepay on December 30, 2009, estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011, and 2012. We prepaid an assessment of $2.8 million, which incorporated a uniform 3.00 basis point increase effective January 1, 2011 and assumed 5% deposit growth.

In addition, all FDIC insured institutions are required to pay assessments to the FDIC at an annual rate of approximately six tenths of a basis point of insured deposits to fund interest payments on bonds issued by the Financing Corporation, an agency of the federal government established to recapitalize the predecessor to the Savings Association Insurance Fund. These assessments will continue until the Financing Corporation bonds mature in 2017 through 2019.

Under the Federal Deposit Insurance Act, or FDIA, the FDIC may terminate deposit insurance upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.

Transactions With Affiliates

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

Loans to executive officers, directors or to any person who directly or indirectly, or acting through or in concert with one or more persons, owns, controls or has the power to vote 10% or more of any class of voting securities of a bank, which we refer to as “10% Shareholders”, or to any political or campaign committee the funds or services of which will benefit those executive officers, directors, or 10% Shareholders or which is controlled by those executive officers, directors or 10% Shareholders, are subject to Sections 22(g) and 22(h) of the Federal Reserve Act and their corresponding regulations (Regulation O) and Section 13(k) of the Exchange Act relating to the prohibition on personal loans to executives (which exempts financial institutions in compliance with the insider lending restrictions of Section 22(h) of the Federal Reserve Act). Among other things, these loans must be made on terms substantially the same as those prevailing on transactions made to unaffiliated individuals and certain extensions of credit to those persons must first be approved in advance by a disinterested majority of the entire board of directors. Section 22(h) of the Federal Reserve Act prohibits loans to any of those individuals where the aggregate amount exceeds an amount equal to 15% of an institution’s unimpaired capital and surplus plus an additional 10% of unimpaired capital and surplus in the case of loans that are fully secured by readily marketable collateral, or when the aggregate amount on all of the extensions of credit outstanding to all of these persons would exceed the Banks’ unimpaired capital and unimpaired surplus. Section 22(g) identifies limited circumstances in which the Banks are permitted to extend credit to executive officers.

Community Reinvestment Act

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

Capital Regulations

The federal banking regulators have adopted risk-based capital adequacy guidelines for bank holding companies and their subsidiary state-chartered banks. As described above, the federal banking regulators have issued proposed rules that, if adopted, would change these capital requirements to substantially conform with the Basel III international standards. However, final rules have not yet been adopted and, therefore, the new heightened Basel III capital requirements are not yet applicable. The risk-based capital guidelines are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies, to account for off-balance sheet exposure, to minimize disincentives for holding liquid assets, and to achieve greater consistency in evaluating the capital adequacy of major banks throughout the world. Under these guidelines, assets and off-balance sheet items are assigned to broad risk categories each with designated weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items.

The current guidelines require all bank holding companies and federally regulated banks to maintain a minimum risk-based total capital ratio equal to 8%, of which at least 4% must be Tier I Capital. Tier I Capital, which includes common shareholders’ equity, noncumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock and certain trust preferred securities, less certain goodwill items and other intangible assets, is required to equal at least 4% of risk-weighted assets. The remainder (“Tier II Capital”) may consist of (i) an allowance for loan losses of up to 1.25% of risk-weighted assets, (ii) excess of qualifying perpetual preferred stock, (iii) hybrid capital instruments, (iv) perpetual debt, (v) mandatory convertible securities, and (vi) subordinated debt and intermediate-term preferred stock up to 50% of Tier I Capital. Total capital is the sum of Tier I and Tier II Capital less reciprocal holdings of other banking organizations’ capital instruments, investments in unconsolidated subsidiaries and any other deductions as determined by the appropriate regulator (determined on a case by case basis or as a matter of policy after formal rule making).

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

It should be noted that the minimum ratios referred to above are merely guidelines and the bank regulators possess the discretionary authority to require higher capital ratios. As of December 31, 2012, we exceeded the requirements contained in the applicable regulations, policies and directives pertaining to capital adequacy of “well capitalized”. However, pursuant to the regulatory resolutions as described in “Item 1. Business – Regulatory Matter”, Orange Bank is required to maintain a minimum Tier I leverage capital to average assets ratio of 8.0% and total capital to risk-weighted assets of 12.0%. As of December 31, 2012, Orange Bank exceeded these heightened capital levels.

Prompt Corrective Action

Immediately upon becoming undercapitalized, which is described as having a total risk-based capital ratio of less than 8.0% or a Tier I risk-based capital ratio of less than 4.0%, or a Tier I leverage capital ratio less than 4.0%, a depository institution becomes subject to the provisions of Section 38 of the FDIA, which: (a) restrict payment of capital distributions and management fees; (b) require that the appropriate federal banking agency monitor the condition of the institution and its efforts to restore its capital; (c) require submission of a capital restoration plan; (d) restrict the growth of the institution’s assets; and (e) require prior approval of certain expansion proposals. The appropriate federal banking agency for an undercapitalized institution also may take any number of discretionary supervisory actions if the agency determines that any of these actions is necessary to resolve the problems of the institution at the least possible long-term cost to the deposit insurance fund, subject in certain cases to specified procedures. These discretionary supervisory actions include: (a) requiring the institution to raise additional capital; (b) restricting transactions with affiliates; (c) requiring divestiture of the institution or the sale of the institution to a willing purchaser; and (d) any other supervisory action that the agency deems appropriate. These and additional mandatory and permissive supervisory actions may be taken with respect to significantly undercapitalized, which is described as having a total risk-based capital ratio of less than 6.0% or a Tier I risk-based capital ratio of less than 3.0%, or a Tier I leverage capital ratio less than 3.0%, and critically undercapitalized institutions, which is described as institutions with a ratio of tangible equity to total assets that is equal to or less than 2.0%. The Banks, individually and consolidated, exceed all ratios for banks described as undercapitalized.

Interstate Banking and Branching

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

Anti-money Laundering

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

Regulatory Enforcement Authority

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

Privacy

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

Consumer Laws and Regulations

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

Risks Related to our Business

Although we raised additional capital through the sale of preferred stock in 2012, we may need to pursue additional capital resources in the future and these capital resources may not be available on acceptable terms or at all.

The MOU entered into by Orange Bank, among other things, contains a capital directive that imposes heightened capital requirements on Orange Bank. Failure to comply with the terms of the MOU could result in significant enforcement actions against us of increasing severity. Under the terms of the MOU, Orange Bank is required to maintain a Tier I leverage capital ratio of at least 8% and a total risk-based capital ratio of at least 12%. As of December 31, 2012, Orange Bank maintained a Tier I leverage capital ratio of 9.1% and a total risk-based capital ratio of 13.6%

During 2012, the Company reviewed its alternatives for increasing the capital of the Banks to maintain their capital levels sufficiently above applicable regulatory requirements. In November, the Company commenced a private offering of up to $10 million of the Company’s Series A Noncumulative Preferred Stock. A total of $675 thousand of additional capital was raised through this private offering. However, we may need to incur additional debt or equity financing in the future for future growth, to fund losses or additional provisions for loan losses in the future, or to maintain or increase capital levels in accordance with banking regulations and the MOU. Such financing may not be available to us on acceptable terms or at all. Depending on the amount offered and the levels at which we offer the stock, issuances of common or preferred stock could be substantially dilutive to shareholders of our Common Stock.

If we are not able to maintain the capital levels of our subsidiary Banks above the levels required by the MOU, we could become subject to enforcement actions by our banking regulators, which could have an adverse impact on our business, financial condition, results of operations, and cash flows, as well as the value of our common stock. Moreover, capital directives imposed by the MOU on our subsidiary Banks further restrain asset growth by requiring that asset growth be funded by a greater amount of additional capital. We may be required to reduce assets or limit asset growth to manage our regulatory capital position. Restraining asset growth could reduce our profitability.

We incurred cumulative net losses of $29 million since inception and may incur further losses.

We earned a net profit of $927 thousand and a net loss of $2.1 million for the years ended December 31, 2012 and December 31, 2011, respectively and a cumulative net loss of $29 million since inception. In light of economic conditions that continue to adversely affect our borrowers and us, we may incur losses in the future.

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

As of December 31, 2012, the Banks’ combined allowance for loan losses was $8.0 million, which represented approximately 2.9% of their total amount of loans. At December 31, 2011, the Banks’ combined allowance for loan losses was $6.6 million, which represented 2.1% of combined total loans. The Banks had a combined $10.7 million in nonperforming loans as of December 31, 2012. At December 31, 2011 the Banks had $8.4 million in nonperforming loans. The allowance may not prove sufficient to cover future loan losses. Future adjustments may be necessary if economic conditions differ substantially from the assumptions used or adverse developments arise with respect to the Banks’ nonperforming or performing loans. In addition, regulatory agencies, as an integral part of their examination process, periodically review the estimated losses on loans. Such agencies may require us to recognize additional losses based on their judgments about information available to them at the time of their examination. Accordingly, the allowance for loan losses may not be adequate to cover loan losses or significant increases to the allowance may be required in the future if economic conditions should worsen. Material additions to the Banks’ allowances for loan losses would adversely impact our net income and capital in future periods while having the effect of overstating our current period earnings.

If our nonperforming assets increase, our earnings will suffer.

At December 31, 2012, our nonperforming assets (which consist of non-accruing loans, loans 90 days or greater delinquent, nonperforming restructured loans, foreclosed real estate assets, and repossessed personal property) totaled $12.1 million, or 3.2% of total assets, which is a decrease of $1.4 million or 10.4% over nonperforming assets at December 31, 2011. At December 31, 2011, our nonperforming assets were $13.5 million, or 3.0% of total assets. Our nonperforming assets adversely affect our net income in various ways. We do not record interest income on nonaccrual loans or real estate owned. We must reserve for probable losses, which is established through a current period charge to the provision for loan losses as well as from time to time, as appropriate, write down the value of properties in our other real estate owned portfolio to reflect changing market values. Additionally, there are legal fees associated with the resolution of problem assets as well as carrying costs such as taxes, insurance and maintenance related to our other real estate owned. Further, the resolution of nonperforming assets requires the active involvement of management, which can distract them from more profitable activity. Finally, if our estimate for the recorded allowance for loan losses proves to be incorrect and our allowance is inadequate, we will have to increase the allowance accordingly.

At December 31, 2012, our consolidated Tier I leverage capital ratio was 10.0%, our consolidated total risk based capital ratio was 14.7% and our consolidated Tier I risk based capital ratio was 13.5%, all of which showed improvement in 2012. While we are well capitalized at December 31, 2012, and have always been since inception, these ratios had been declining in previous years due to the losses incurred. If future losses are incurred or if our assets increase, our capital levels could fall below the levels required to be well capitalized. Lower capital ratios would impair our ability to compete for loans and deposits, due to regulatory restrictions and public perception. In July 2012, the Orange Bank Board approved an MOU in consultation with its banking regulators. The MOU included a commitment to maintain capital levels in excess of well capitalized levels. Specifically, we must maintain a Tier I leverage capital of at least 8% and a total risk based capital ratio of at least 12%. See Item 1. Business – Regulatory Matter” for further discussion.

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

We provide our products and services to our customers through a decentralized network of banks (currently, Orange Bank and Floridian Bank) that operate autonomously within their respective communities. While our operating model provides us with a competitive advantage in maintaining a community focus and in providing customer service, our model is, in many respects, less efficient to operate. Moreover, there is increasing pressure to provide products and services at lower prices, which is more difficult to do as a multi-bank holding company. This can reduce our overall net interest margin and revenues from our fee-based products and services. To achieve greater economies of scale, we submitted an application in September 2011 to the OFR and FDIC to merge the two Banks. On March 21, 2012, the Company withdrew its applications with the FDIC and OFR for the merger of its subsidiary Banks because Orange Bank did not meet the minimum capital requirements under the board resolutions required to be adopted by its banking regulators, which required the Bank to, among other things, maintain a Tier I leverage capital ratio of at least 8% and a total risk-based capital ratio of at least 12%. In July 2012, Orange Bank entered into a MOU that contained the same minimum capital requirements. As of December 31, 2012, Orange Bank’s Tier I leverage capital ratio and total risk-based capital ratio were approximately 9.1% and 13.6%, respectively. We may be unable to merge the two Banks to gain efficiencies.

The loss of key personnel may adversely affect us.

Our success is, and is expected to remain, highly dependent on our senior management team. As a bank holding company of community banks, it is our management’s extensive knowledge of and relationships in the community that generate business for us. Successful execution of our growth strategy will continue to place significant demands on our management and the loss of any such person’s services may adversely affect our growth and profitability. Although we have entered into a restrictive covenant agreement and an employment agreement with Thomas H. Dargan, Jr., our Chief Executive Officer and President of Orange Bank, and Keith A. Bulko, President of Floridian Bank, we may not be able to retain them or other key employees. The loss of such employees could adversely affect our ability to successfully conduct our business, which could have an adverse effect on our financial results and the value of our common stock.

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

These risks inherent in our loan portfolio are exacerbated by the geographic concentration of our loan portfolio. Our interest-earning assets are heavily concentrated in commercial and residential mortgage loans secured by real estate, particularly real estate located in Central Florida. As of December 31, 2012 and 2011, approximately 78% of the Banks’ loans were secured by commercial real estate. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower; however, the value of the collateral may decline during the time the credit is outstanding, and, therefore, the collateral may become insufficient to protect us from substantial losses. If we are required to liquidate the collateral securing a loan during a period of reduced real estate values, such as in today’s market, to satisfy the debt, our earnings and capital could be adversely affected.

Additionally, as of December 31, 2012, substantially all of our loans secured by real estate are secured by commercial and residential properties located in Citrus, Flagler, Lake, Orange, Seminole, and Volusia Counties, Florida. The concentration of our loans in this area subjects us to the risk that a downturn in the economy or recession in that area, such as the downturn the area is currently experiencing, could result in a decrease in loan originations and increases in delinquencies and foreclosures, which would more greatly affect us than if our lending were more geographically diversified. In addition, since a large portion of our portfolio is secured by properties located in Central Florida, the occurrence of a natural disaster, such as a hurricane, could result in a decline in loan originations, a decline in the value or destruction of mortgaged properties and an increase in the risk of delinquencies, foreclosures or loss on loans originated by us. We may suffer further losses due to the decline in the value of the properties underlying our mortgage loans, which would have an adverse impact on our operations.

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

The amount that we, as a mortgagee, may realize after a default is dependent upon factors outside of our control, including, but not limited to:

▪	General or local economic conditions;

▪	Environmental cleanup liability;

▪	Neighborhood values;

▪	Interest rates;

▪	Real estate tax rates;

▪	Operating expenses of the mortgaged properties;

▪	Supply of and demand for rental units or properties;

▪	Our ability to obtain and maintain adequate occupancy of the properties;

▪	Zoning laws;

▪	Governmental rules, regulations and fiscal policies; and

▪	Acts of God.

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

Risks Related to Regulation and Legislation

We have adopted Board Resolutions and Orange Bank has entered into a Memorandum of Understanding under which we and Orange Bank have agreed to take certain actions.

On July 21, 2011, the board of directors of both Floridian and Orange Bank agreed to approve the board resolutions in consultation with their banking regulators. On July 19, 2012, the board of directors of Orange Bank agreed to adopt a MOU issued by its banking regulator. From a regulatory perspective, a MOU is a nonpublic agreement; however, in the interest of full disclosure, we are summarizing the main obligations of Orange Bank’s MOU. The FDIC issues an MOU when it believes a board resolution would not adequately address its concerns. On September 11, 2012, the regulatory board resolution for Floridian Bank was terminated.

For Orange Bank, its MOU includes, among other things, (i) seeking approval from the FDIC and OFR prior to appointing new directors and executive officers; (ii) enhancing the board of director’s participation in the affairs of Orange Bank; (iii) developing plans to reduce and improve certain loan relationships with adverse classification; (iv) charging off remaining assets classified as “Loss”; (v) prohibiting extensions of credit to certain high-risk borrowers; (vi) submitting of a new business plan and annual budgets and earnings forecasts; (vii) achieving and maintaining, by September 30, 2012, a Tier 1 leverage capital ratio and total risk-based capital ratio of at least 8% and 12%, respectively; and (viii) providing quarterly reports to the FDIC and OFR regarding the steps taken to address the foregoing. Orange Bank must also receive approval from the FDIC and OFR prior to declaring or paying dividends.

The MOU adopted by Orange Bank and the restrictions imposed thereby on Orange Bank will remain in effect unless modified or terminated by the Bank’s regulators. Since entering into the board resolution and MOU, we have been actively pursuing the corrective actions. We intend to continue to take the actions necessary to comply with the requirements of the MOU and implement the submitted plan successfully, although we may be unable to do so. As of December 31, 2012, Orange Bank’s Tier 1 leverage capital ratio and total risk-based capital ratio were approximately 9.1% and 13.6%, respectively; meeting all regulatory requirements.

On October 20, 2011, the Company’s board of directors agreed to adopt the FRB Resolutions which require, among other things, that the Company seek approval from the FRB prior to incurring any debt, declaring or paying any dividends, reducing its capital position (e.g., through the purchase of treasury shares), or making distributions on subordinated debentures or trust preferred securities. The FRB Resolution approved by the Company and the restrictions imposed thereby on the Company will remain in effect until terminated by the FRB. We intend to take the actions necessary to comply with the requirements of the FRB Resolution.

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

Failure to maintain our regulatory capital levels could result in a material adverse effect on our operations, including additional action from our regulators.

At December 31, 2012, our consolidated Tier I leverage capital ratio was 10.0%, our consolidated total risk-based capital ratio was 14.7% and our consolidated Tier I risk-based capital ratio was 13.5%. Lower capital ratios in prior years resulted in our banking regulators requiring that Orange Bank adopt the MOU which, among other things, required Orange Bank to achieve and maintain increased capital ratios. Orange Bank currently meets these heightened regulatory capital requirements. These increased levels exceed the minimum levels otherwise necessary to be deemed well capitalized. Failure to comply with the terms of the MOU could result in significant enforcement actions against us of increasing severity, which could have an adverse impact on our business, financial condition, results of operations, and cash flows, as well as the value of our common stock.

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

From time to time, the U.S. Congress and state legislatures consider changing laws and enact new laws to further regulate the financial services industry. On July 21, 2010, President Obama signed the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or the Dodd-Frank Act, into law. The Dodd-Frank Act has resulted in sweeping changes in the regulation of financial institutions. As discussed in the section entitled “Business-Regulatory Considerations” in this Annual Report on Form 10-K, the Dodd-Frank Act contains numerous provisions that affect all banks and bank holding companies. The Dodd-Frank Act includes provisions that, among other things:

▪	change the assessment base for federal deposit insurance from the amount of insured deposits to total consolidated assets less average tangible capital, eliminate the ceiling on the size of the federal deposit insurance fund, and increase the floor of the size of the federal deposit insurance fund;

▪	repeal the federal prohibitions on the payment of interest on demand deposits, thereby generally permitting the payment of interest on all deposit accounts;

▪	centralize responsibility for promulgating regulations under and enforcing federal consumer financial protection laws in a new bureau of consumer financial protection;

▪	require the FDIC to seek to make its capital requirements for banks counter cyclical;

▪	implement corporate governance revisions, including with regard to executive compensation and proxy access by shareholders, that apply to all public companies, not just financial institutions;

▪	establish new rules and restrictions regarding the origination of mortgages; and

▪	permit the Federal Reserve to prescribe regulations regarding interchange transaction fees, and limit them to an amount reasonable and proportional to the cost incurred by the issuer for the transaction in question.

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

The expiration of unlimited FDIC insurance on certain noninterest-bearing transaction accounts may increase our interest expense and reduce our liquidity.

On December 31, 2012, unlimited FDIC insurance on certain noninterest-bearing transaction accounts under the Transaction Account Guarantee program expired. Under this program, prior to its expiration, all funds in a noninterest-bearing transaction account were insured in full by the FDIC from December 31, 2010, through December 31, 2012. This temporary unlimited coverage was in addition to, and separate from, the coverage of at least $250,000 available to depositors under the FDIC's general deposit insurance rules.

The reduction in FDIC insurance on these noninterest-bearing transaction accounts to the standard $250,000 maximum may cause depositors to move funds previously held in such noninterest-bearing accounts to interest-bearing accounts, which could increase our costs of funds and negatively impact our results of operations, or may cause depositors to withdraw their deposits and invest funds in investments perceived as being more secure, such as securities issued by the United States Treasury. This could reduce our liquidity, or require us to pay higher interest rates to retain deposits and maintain our liquidity and could adversely affect our earnings.

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

Beginning in 2009, our assessment rates, which also included our assessment for participating in the FDIC’s Transaction Account Guarantee Program, increased from 9.9 to 17.0 basis points. Additionally, on May 22, 2009, the FDIC announced a final rule imposing a special 5.00 basis points emergency assessment as of June 30, 2009, payable September 30, 2009, based on assets minus Tier I Capital at June 30, 2009, but the amount of the assessment was capped at 10.00 basis points of domestic deposits. Finally, on November 12, 2009, the FDIC adopted a new rule requiring insured institutions to prepay on December 30, 2009, estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011, and 2012. We prepaid an assessment of $2.8 million, which incorporated a uniform 3.00 basis point increase effective January 1, 2011. With implementation of DIP in April 2011, which became effective with payments due September 30, 2011, and the elimination of TAGP, the Banks saw a decrease in FDIC premiums resulting in a reduction of our accrued premiums assessed in 2009. Our assessment rate at the end of December 2012 was 14.0 and 14.55 basis points for Floridian Bank and Orange Bank, respectively.

These current lower FDIC assessment rates have had a positive impact on our results of operations. Our FDIC insurance related cost was $581 thousand and $603 thousand for the years ended December 31, 2012 and December 31, 2011, respectively, compared to $787 thousand for the year ended December 31, 2010. We are unable to predict the impact in future periods, including whether an additional special assessments will occur.

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

Our interest-earning assets are heavily concentrated in mortgage loans secured by properties located in Central Florida. As of December 31, 2012, a significant portion of our loans secured by real estate are secured by commercial and residential properties, including properties under construction, located in Citrus, Flagler, Lake, Orange, Seminole, and Volusia Counties, Florida. The concentration of our loans in this region subjects us to risk that a downturn in the area economy, such as the one the area is currently experiencing, could result in a decrease in loan originations and an increase in delinquencies and foreclosures. As a result of this concentration, we may face greater risk than if our lending were more geographically diversified. In addition, since a large portion of our portfolio is secured by properties located in Central Florida, the occurrence of a natural disaster, such as a hurricane, could result in a decline in loan originations, a decline in the value or destruction of mortgaged properties, and an increase in the risk of delinquencies, foreclosures or loss on loans originated by us. We may suffer further losses due to the decline in the value of the properties underlying our mortgage loans, which would have an adverse impact on our operations.

Our concentration in loans secured by real estate may increase our credit losses, which would negatively affect our financial results.

Due to the relatively close proximity of our geographic markets, we have both geographic concentrations as well as concentrations in the types of loans funded. Specifically, due to the nature of our markets, a significant portion of the portfolio has historically been secured with real estate. As of December 31, 2012, approximately 78% and 8% of our $273.8 million loan portfolio was secured by commercial real estate and residential real estate (including home equity loans), respectively.

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

As discussed above, in October 2011, the Board of Directors of the Company agreed to approve the FRB Resolutions and in July 2012, the Board of Directors of Orange Bank agreed to approve the MOU. The MOU and the FRB Resolutions place significant restrictions on our operations, including heightened minimum capital ratios for Orange Bank, restrictions on the payment of dividends, prohibitions on redeeming shares of stock, and restrictions on making payments that would cause capital to decrease. See “Item 1. Business - Regulatory Matter” for a further discussion of these important restrictions.

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

Our investment securities portfolio as of December 31, 2012 has been primarily designated as available-for-sale pursuant to U.S. GAAP relating to accounting for investments. Such principles require that unrealized gains and losses in the estimated value of the available-for-sale portfolio be “marked to market” and reflected as a separate item in shareholders’ equity (net of tax) as accumulated other comprehensive income. At December 31, 2012, we maintained $57.5 million or 100% of our total securities as available for sale.

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

We recently deregistered our Common Stock and will no longer file periodic reports with the SEC which may make it more difficult to resell your shares.

The JOBS Act was signed into law on April 5, 2012 and, among other things, permits banks and bank holding companies to deregister securities previously registered with the SEC under Section 12 of the Exchange Act if they have less than 1,200 shareholders of record. As a result of the increased shareholder threshold, the Company was eligible to deregister its common stock. On April 23, 2012, we filed a Form 15 to deregister our common stock which became effective 90 days thereafter, subject to certain additional SEC filings including that of additional Forms 15 under Section 15(d) of the Exchange Act. On January 9, 2013, we filed two additional Forms 15 to suspend our reporting obligations under Section 15(d) with respect to our common stock and interests in our 401(k) plan. Following the filing of this annual report on Form 10-K, we will no longer file reports with SEC unless otherwise required by the Securities Act or Exchange Act.

Our decision to deregister was motivated by the ability of the Company to potentially realize significant annual savings by reducing accounting, legal, professional and administrative costs associated with being an SEC registrant. Management and the Company’s Board of Directors concluded the cost of compliance with general SEC reporting requirements does not provide the requisite benefit to the Company or its shareholders. However, as a result of our deregistration, certain information about the Company may not be as readily available to our shareholders as in the past which could impair the ability of our shareholders to transfer shares of our common stock or could adversely affect our stock price or the market for our shares.

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

We plan to retain earnings to finance future growth and have no current plans to pay cash dividends to shareholders. Because we have not paid cash dividends, holders of our securities will experience a gain on their investment in our securities only in the case of an appreciation of value of our securities. You should neither expect to receive dividend income from investing in our common stock nor an appreciation in value. Further, our ability to pay dividends is restricted subject to approval from our regulators pursuant to the FRB Resolutions and the MOU. We may not receive such approvals. See the section entitled “Item 1. Business – Regulatory Matters” for a further discussion. Furthermore, in 2012 we authorized and issued shares of Series A Noncumulative Preferred Stock, the holders of which are entitled to a quarterly noncumulative preferred dividend payable in cash or in kind, with a coupon rate of 4% per annum. Our Articles of Incorporation prohibit the declaration or payment of dividends on our common stock unless the full amount of the Series A Noncumulative Preferred Stock quarterly dividend has been declared and paid (or is contemporaneously declared and paid) for the most recently completed calendar quarter.

Your shares of common stock are not an insured deposit.

The shares of our common stock are not a bank deposit and are not insured or guaranteed by the FDIC or any other government agency. Your investment is subject to investment risk, and you must be capable of affording the loss of your entire investment.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

As of December 31, 2012, the Banks operated 10 full service banking centers in Central Florida. The following table sets forth each of our Banks’ banking centers and date opened.

Office Name	Leased/Owned	Date Opened/Acquired
Orange Bank of Florida
Clermont	Owned	November 2009
Crystal River	Owned	October 2005(1)
Lake Mary	Owned	February 2008
Longwood	Land Leased/Bldg. Owned	April 2007
Orlando (Main Office)	Leased	June 2005
Winter Park	Leased	November 2007

Floridian Bank
Daytona Beach (Main Office)	Owned	March 2007
Ormond	Leased	March 2006
Palm Coast	Leased	March 2007
Port Orange	Owned	June 2008

(1) This branch was sold in January 2013.

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

We have never declared a cash dividend on our common stock, and we currently have no plans to declare or pay any dividends on the common stock in the foreseeable future. As a bank holding company, we have restrictions on our ability to pay dividends including the FRB Resolutions and the Bank MOU. Please see “Item 1. Business-Regulatory Considerations-Dividends”, See “Item 1. Business – Regulatory Matter”, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital resources”, and Note 16 to the Consolidated Financial Statements for a discussion of these additional restrictions. As of March 14, 2013, our common stock was held by approximately 796 shareholders of record.

Recent Sales of Unregistered Securities

On December 31, 2012, we closed a sale of 675 shares totaling $675,000 of our Series A Noncumulative Perpetual Preferred Stock to certain of our subsidiaries’ officers and directors and to certain other accredited investors. These shares of Series A Noncumulative Preferred stock were offered and sold pursuant to a private offering of up to $10,000,000 of Series A Noncumulative Perpetual Preferred Stock which was exempt from registration under federal and state securities laws by reason of the exemption provided by Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D Promulgated thereunder. We did not pay any underwriting discounts or commissions in connection with this offering.

ITEM 6. SELECTED FINANCIAL DATA

The following table presents our summary consolidated financial data. We derived our balance sheet and income statement data for the years ended December 31, 2012, 2011, 2010, 2009, and 2008, from our audited financial statements. The summary consolidated financial data should be read in conjunction with, and are qualified in their entirety by, our financial statements and the accompanying notes and the other information included elsewhere in this Annual Report.

(Dollars in thousands, except per	As of and for the years ended December 31,
share data)	2012	2011	2010	2009	2008
Balance Sheet Data
Total assets	$383,055	$449,559	$461,631	$466,897	$388,145
Total loans, net of unearned fees	273,653	311,654	317,565	336,724	288,791
Allowance for loan losses	8,017	6,566	8,010	9,038	6,051
Securities available for sale	57,820	73,136	42,658	81,707	43,916
Securities held to maturity	—	1,002	10,082	12,259	12,464
Intangible assets	1,009	1,201	1,893	2,085	1,855
Deposits	335,540	393,726	412,187	406,652	307,668
Noninterest bearing deposits	91,070	83,909	78,385	67,594	54,137
Shareholders’ equity	40,137	39,777	40,103	50,483	60,714
Income Statement Data
Interest income	$15,081	$17,064	$19,721	$19,294	$13,982
Interest expense	2,367	4,018	5,733	6,942	5,446
Net interest income	12,714	13,046	13,988	12,352	8,536
Provision for loan losses	1,757	1,882	9,583	8,523	3,868
Net interest income after provision for loan losses	10,957	11,164	4,405	3,829	4,668
Noninterest income	2,368	1,114	1,211	1,285	567
Noninterest expense	12,295	14,150	15,318	15,931	11,459
Income tax expense (benefit)	103	(255)	—	—	111
Net income (loss)	$927	$(2,127)	$(9,702)	$(10,817)	$(6,113)
Per Share Data
Basic profit (loss) per share	$0.15	$(0.34)	$(1.56)	$(1.75)	$(1.37)
Book value per common share	$6.50	$6.44	$6.47	$8.15	$9.86
Selected Operating Ratios
Return on average assets	0.25%	(0.46)%	(2.04)%	(2.35)%	(2.16)%
Return on average shareholders’ equity	2.55%	(5.30)%	(19.88)%	(18.87)%	(13.46)%
Net interest margin	3.34%	3.08%	3.18%	2.94%	3.34%
Selected Asset Quality Data
Nonperforming loans/total loans	3.9%	2.7%	5.3%	2.8%	2.1%
Nonperforming assets/total assets	3.2%	3.0%	4.5%	2.7%	1.7%
Allowance for loan losses/total loans	2.9%	2.1%	2.5%	2.7%	2.1%
Allowance for loan losses/nonperforming loans	75.0%	78.1%	46.9%	94.3%	103.1%
Net charge-offs (recoveries)/average loans	0.10%	1.07%	3.13%	1.73%	0.03%
Capital Data for the Company
Equity/assets	10.5%	8.8%	8.7%	10.8%	15.6%
Leverage ratio	10.0%	8.1%	8.4%	10.0%	18.9%
Tier 1 risk-based capital ratio	13.5%	10.9%	11.0%	12.5%	17.7%
Total risk-based capital ratio	14.7%	12.1%	12.3%	13.8%	15.4%
Capital Data for Floridian Bank
Leverage ratio	9.7%	9.0%	8.0%	8.2%	14.6%
Tier 1 risk-based capital ratio	12.7%	11.3%	10.5%	10.5%	13.4%
Total risk-based capital ratio	14.0%	12.5%	11.7%	11.7%	12.9%
Capital Data for Orange Bank
Leverage ratio	9.1%	6.9%	7.3%	7.4%	7.6%
Tier 1 risk-based capital ratio	12.4%	9.5%	9.5%	9.0%	8.5%
Total risk-based capital ratio	13.6%	10.7%	10.7%	10.3%	9.8%

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis provides supplemental information, which sets forth the major factors that have affected our financial condition and results of operations during the periods included in the accompanying consolidated financial statements and should be read in conjunction with the Consolidated Financial Statements and related notes. The analysis is divided into subsections entitled “Business Overview,” “Results of Operations,” “Market Risk,” “Financial Condition,” “Liquidity,” “Capital Resources,” “Off-Balance Sheet Arrangements”, and “Accounting Policies.” The following information should provide a better understanding of the major factors and trends that affect our earnings performance and financial condition, and how our performance during 2012 compares with prior years. Throughout this section, Floridian Financial Group, Inc., and subsidiaries, collectively, are referred to as “Company,” “we,” “us,” or “our.”

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

Both Floridian Bank and Orange Bank are full service commercial banks, providing a wide range of business and consumer financial services in our target marketplace, which is comprised primarily of Orange, Seminole, Lake, Flagler, and Volusia Counties in Florida. Floridian Bank is headquartered in Daytona Beach, Florida, with a primary service area in Flagler and Volusia Counties. Orange Bank is headquartered in Orlando, Florida, with a primary service area in Orange, Seminole, and Lake Counties. Collectively, as of December 31, 2012, our Banks operated 10 banking offices.

On August 17, 2012, Orange Bank entered into a Purchase and Assumption Agreement (“the Agreement”) to sell the Bank’s Crystal River branch to Old Florida National Bank. The Bank agreed to sell the branch’s real estate and improvements, furniture and fixtures, the deposits associated with the branch of approximately $42.6 million, and a related portfolio of loans of approximately $4.2 million. The closing occurred on January 25, 2013 with a loss on the sale of approximately $250 thousand recognized in the third quarter 2012.

The Banks offer commercial and retail banking services with an emphasis on commercial and commercial real estate lending, particularly to the medical services industry. As of December 31, 2012, we had total assets of $383.1 million, deposits of $335.5 million, and total gross loans of $273.8 million. In addition, as of December 31, 2012, we had $40.1 million in total shareholders’ equity. At December 31, 2012, the Company’s capital ratios surpassed all standard regulatory “minimum well capitalized measures”:

As of December 31, 2012
Total risk based capital	14.7%
Tier 1 capital	13.5%
Leverage capital	10.0%

Our lending operations are entirely within the State of Florida, which has been particularly hard hit in the current economic recession. Evidence of the economic downturn in Florida is particularly reflected in recent unemployment statistics and realization of real estate devaluation. According to data from the U.S. Department of Labor, the Florida unemployment rate (seasonally adjusted) at December 2012 was 8.0% which was slightly above the national average of 7.8%. High unemployment has adversely affected our market areas as evidenced by layoffs and business closings over the past several years. Recently, the Company has begun to see some improvement in loan demand and the sale of other real estate properties. Whether the recent experience of the Company is part of an improving economic trend is still difficult to ascertain, given the most recent economic cycle and the level of government intervention in monetary and fiscal matters.

Florida has also experienced a high volume of bankruptcy filings during recent years. According to the most recent data available from the U.S. Federal Courts, Florida had the second highest number of bankruptcy filings in the United States through December 2012. Only California experienced more bankruptcy filings. Over 95% of the filings in Florida were non-business bankruptcies.

As discussed above, in July 2012, the Boards of Directors of Orange Bank agreed to approve a certain board MOU. In October 2011, the Board of Directors of the Company agreed to approve certain FRB Resolutions. The MOU and the FRB Resolutions place significant restrictions on our operations, including minimum capital ratios for Orange Bank, restrictions on the payment of dividends, prohibitions on redeeming shares of stock, and restrictions on making payments that would cause capital to decrease. Please see the section entitled Item 1. Business-About Us-Regulatory Matter for a further discussion of these important restrictions.

Our principal executive offices are located at 175 Timacuan Boulevard, Lake Mary, Florida 32746. The telephone number at that office is (407) 321-3233.

Results of Operations

We earned a consolidated net profit of $927 thousand in 2012 compared to a loss of $2.1 million in 2011 and a loss of $9.7 million in 2010. The primary reason for the improvement in 2012 versus the net losses sustained in 2011 and 2010 was due to improved interest rate spread and a $1.3 million net gain on the sale of securities. Additionally, the streamlining of management and the divestiture of underperforming branch offices attributed to a decrease in noninterest expenses.

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

We recorded an income tax liability of $103 thousand in 2012 and in 2011 wrote-off the deferred tax assets previously recorded. The tax benefit, for prior year losses continues to be available should profitability continue in future periods.

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

Average Balances and Interest Rates

(Dollars in Thousands)	Year Ended
	December 31, 2012			December 31, 2011			December 31, 2010
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS
Loans, net(1)(2)	$292,013	$14,409	4.93%	$311,339	$15,629	5.02%	$335,868	$17,509	5.21%
Investment securities	68,371	616	0.90	55,292	1,287	2.33	70,417	2,129	3.02
Federal funds sold & excess balance	18,236	52	0.29	54,248	130	0.24	32,982	68	0.21
Deposits at interest with banks	2,376	4	0.17	2,520	18	0.71	1,093	15	1.37
Total earning assets	380,996	15,081	3.96%	423,399	17,064	4.03%	440,360	19,721	4.48%
Cash &due from bank	6,597			8,157			8,700
Allowance for loan losses	(7,448)			(7,822)			(8,670)
Other assets	33,253			40,429			35,375
Total assets	$413,398			$464,163			$475,765

LIABILITIES
Savings, NOW & money market	$150,221	$625	0.42%	$162,996	$1,163	0.71%	$176,131	$1,967	1.12%
Time deposits	117,754	1,628	1.38	154,639	2,624	1.70	166,777	3,578	2.15
Total interest bearing deposits	267,975	2,253	0.84	317,635	3,787	1.19	342,908	5,545	1.62
Other borrowings	10,817	114	1.05	9,007	231	2.56	6,895	188	2.73
Total interest bearing liabilities	278,792	2,367	0.85%	326,642	4,018	1.23%	349,803	5,733	1.64%
Noninterest bearing deposits	91,825			94,932			75,206
Other liabilities	2,316			2,475			1,963
Total liabilities	372,933			424,049			426,972
Total shareholders’ equity	40,465			40,114			48,793
Total liabilities and equity	$413,398			$464,163			$475,765
Interest rate spread			3.11%			2.80%			2.84%
Net interest income		$12,714			$13,046			$13,988
Net interest margin			3.34%			3.08%			3.18%
(1)	Average balances include nonaccrual loans, and are net of unearned loan fees of $112, $114, and $205 in 2012, 2011, and 2010, respectively.
(2)	Interest income includes fees on loans of $69, $48, and $49 in 2012, 2011, and 2010, respectively.

Net interest income decreased 2.5% to $12.7 million in 2012 from $13.0 million in 2011 principally due to lower earning asset volumes. Net interest margin increased to 3.3% in 2012 from 3.1% in 2011 primarily due to lower interest rates paid on deposit accounts.

Our net interest income is impacted by the market rates of interest as influenced by the Federal Reserve’s monetary policy. We have seen a general narrowing of margins over the last several years and with the Federal Reserve’s announcement to keep short-term interest rates at near zero through mid-2015 we expect this trend to continue. We believe our service commitment to our customers, however, will enable us to continue to attract deposits and make loans at rates that will not significantly deteriorate our margins.

The following table sets forth certain information regarding changes in our interest income and interest expense for the year ended December 31, 2012, as compared to the year ended December 31, 2011, and during the year ended December 31, 2011 as compared to the year ended December 31, 2010. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to changes in interest rate and changes in the volume. Changes in both volume and rate have been allocated based on the proportionate absolute changes in each category.

	Rate Volume Analysis

(Dollars In Thousands)	2012 Changes From 2011			2011 Changes From 2010
	Total	Due To Average		Total	Due To Average
	Change	Volume	Rate	Change	Volume	Rate
Interest Earning Assets
Loans, net	$(1,220)	$(970)	$(250)	$(1,880)	$(1,279	$(601)
Investment securities	(671)	304	(975)	(842)	(457)	(385)
Federal funds sold& excess balance	(78)	(86)	8	62	44	18
Other	(14)	(1)	(13)	3	19	(16)
Total	(1,983)	(753)	(1,230)	(2,657)	(1,673)	(984)

Interest Bearing Liabilities
Savings, NOW, money market accounts	(538)	(91)	(447)	(804)	(147)	(657)
Time deposits	(996)	(626)	(370)	(954)	(260)	(694)
Other borrowings	(117)	46	(163)	43	57	(14)
Total	(1,651)	(671)	(980)	(1,715)	(350)	(1,365)

Changes In Net Interest Income	$(332)	$(82)	$(250)	$(942)	$(1,323)	$381

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

There are no residential mortgage loan concentrations in the loan portfolio. The majority of the charge-offs and impaired loans were experienced in the commercial real estate loan portfolio which represents 78% of gross loans. These type loans are all within our general market areas and are made on original terms typically at up to 80% loan to value. These real estate collateral dependent loans require an updated appraisal at least annually using a Board of Directors approved appraisal firm. In the event of a collateral shortfall following an appraisal update, the borrower is contacted to provide additional collateral or reduce the outstanding loan balance. Subsequent to these actions, if there is concern that the loan may not be collectable as originally documented, a loan impairment evaluation is performed and specific reserves are provided to offset any shortfalls in collectability. At December 31, 2012, loans 30+ days past due in the commercial real estate portfolio totaled $5.4 million or 2.6% of total commercial real estate loans and 2.0% of total loans.

The allowance for loan loss increased $1.5 million in 2012 over 2011 and decreased $1.4 million in 2011 versus 2010 resulting in an allowance of 2.93% and 2.11% of total loans at December 31, 2012 and December 31, 2011, respectively. The increase in the allowance was the result of one loan that was awaiting government program approval and outside investor funding. During the first quarter of 2013 notification of governmental approval was received. The loan is expected to be paid off by the second quarter of 2013.

Noninterest Income.

Following is a schedule of noninterest income for the years ended December 31, 2012, 2011, and 2010:

	Year ended December 31,
(Dollars in thousands)	2012	2011	2010

Service charges and fees on deposit accounts	$627	$645	$445
Cash surrender value – bank owned life insurance	112	330	408
Loan fee income	71	48	49
Loss on sale of assets	(123)	(139)	17
Gain on sale of securities	1,284	—	—
Other	397	230	292
Totals	$2,368	$1,114	$1,211

Noninterest income increased to $2.4 million in 2012 from $1.1 million in 2011. The increase was primarily due to a $1.3 million gain on the sale of securities available for sale. The loss on sale of assets included a $250 thousand recognized loss on the sale of our Crystal River branch that occurred in January 2013; partially offset by recognized gains on the sale of other real estate during the year. The increase in deposit fees from 2010 to 2011 and 2012 was the result of more large balance depositors in noninterest bearing deposit accounts and the reallocation of ATM fees from an offset of an expense account to showing the actual income received. This change resulted in increased ATM expenses being reported.

On January 6, 2011, we announced FBC Mortgage, LLC (“FBC”) had purchased our 49% equity interest in Floridian Financial Mortgage, LLC on December 31, 2010 for approximately $122 thousand. In 2011, FBC and the Banks entered into a marketing arrangement where FBC pays each Bank a monthly fee for marketing services. Both the investment and fees from the marketing arrangement were included in other noninterest income. In December 2012, the Banks hired a residential mortgage lender and signed a Correspondent Agreement with FBC whereby the Banks will originate residential mortgage loans and sell them to FBC.

Noninterest Expense.

Following is a schedule of noninterest expense for years ended December 31, 2012, 2011, and 2010:

	Year ended December 31,
(Dollars in thousands)	2012	2011	2010

Salaries and employee benefits	$4,965	$6,351	$6,833
Occupancy and equipment expense	2,786	2,621	3,368
Processing, software & communications	1,763	1,286	1,102
Professional fee	880	990	770
Other real estate expense (“OREO”)	387	764	794
FDIC insurance	581	603	787
Credit and collections expenses	108	252	259
Telephone	149	138	149
Core deposit intangible amortization	192	192	192
Goodwill impairment	—	500	—
Restructuring charge and operating loss	—	—	450
Other	484	453	614
Totals	$12,295	$14,150	$15,318

Total noninterest expense decreased $1.9 million or 13.1% from $14.2 million in 2011 to $12.3 million in 2012. In 2011, we recognized a $500 thousand write off of goodwill and had salary expenses of $6.4 million. With the resignation of Orange Bank’s president in June 2011 and the Company’s CEO in September 2011 the Company was able to reduce salaries by 22% to $5.0 million in 2012. We experienced a 37% increase in processing, software, and communication expenses related to our decision in mid-2012 to convert to new servicing and platform systems. Substantial savings in this area are expected to be realized over the life of the contract. Reduction in our OREO properties during 2012 enabled us to reduce OREO expenses to $387 thousand in 2012 from $764 thousand in 2011. The majority of other expenses remained fairly stable.

Noninterest expense unrelated to OREO and collections are expected to continue to moderate in future periods as we leverage our existing personnel and branch network to increase loans and deposits. We expect increased government regulation will increase our costs. Noninterest expense related to current and potential OREO and collections are dependent on the State of Florida’s economy including, among other factors, lower unemployment, resumption of population growth, and new business formation.

Income Taxes.

We file consolidated tax returns. Since our inception in 2006 and through 2011 we incurred substantial losses and accumulated a net tax benefit. In 2011 we recorded a valuation allowance to fully offset the deferred tax assets associated with the net operating loss carry forwards generated by our net losses. We recognized no income tax benefits for the years ended December 31, 2012 and 2011. See Note 10 of our Notes to Consolidated Financial Statements for further information on income taxes.

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

The following static gap analysis compares the difference between the amount of interest earning assets (IEA) and interest bearing liabilities (IBL) subject to repricing over periods of time without any regard to such balances being renewed or rolled over. A ratio of more than one indicates a higher level of repricing assets over repricing liabilities for the time period. Conversely, a ratio of less than one indicates a higher level of repricing liabilities over repricing assets for the time period. As indicated in our Gap Analysis table, our one-year cumulative gap at December 31, 2012, was a negative 4.84% compared to a negative 12.55% at December 31, 2011. The change is primarily due to long-term time deposits maturing over the next 12 months.

	Gap Analysis

(Dollars in Thousands)	Within 3 Months	4 To 6 Months	7 To 12 Months	Total 1 Year

Interest Earning Assets (IEA)

Loans	$128,807	$10,007	$22,954	$161,768
Investment securities	2,155	1,704	2,786	6,645
Federal funds sold	3,525	—	—	3,525
Other	18,498	—	—	18,498
Total	152,985	11,711	25,740	190,436

Interest Bearing Liabilities (IBL)

Savings, NOW, money market	147,485	—	—	147,485
Certificates of deposit	13,910	14,701	28,644	57,255
Other borrowings	4,252	—	—	4,252
Total	165,647	14,701	28,644	208,992

Period Gap	$(12,662)	$(2,990)	$(2,904)	$(18,556)
Cumulative Gap	$(12,662)	$(15,652)	$(18,556)

Cumulative Gap / Total Assets	(3.31)%	(4.09)%	(4.84)%
IEA / IBL (Cumulative)	92%	91%	91%

Financial Condition

Lending Activity.

The loan portfolio consists principally of loans to individuals and small- and medium-sized businesses within our primary market area of Central Florida. The table below shows our loan portfolio composition for the years ended December 31, 2012, 2011, 2010, 2009, and 2008.

Loan Portfolio Composition

	December 31,
(Dollars in Thousands)	2012	2011	2010	2009	2008
Commercial	$37,166	$44,833	$45,202	$48,565	$50,962
Commercial real estate	212,846	241,648	240,151	253,177	212,328
Residential mortgage	7,371	8,542	12,580	14,368	9,157
Consumer and home equity	16,382	16,745	19,837	20,893	16,586
Total loans	273,765	311,768	317,770	337,003	289,033
Less: Allowance for loan losses	8,017	6,566	8,010	9,038	6,051
Less: Net deferred fees	112	114	205	279	242
Loans, Net	$265,636	$305,088	$309,555	$327,686	$282,740

Net loans at December 31, 2012 decreased by $39.5 million, or 12.9%, to $265.6 million compared to December 31, 2011 due to the payoff of several large loans during the year. We originated $20.1 million in new loans while experiencing $48.4 million in loan pay-downs and payoffs. We transferred $850 thousand to OREO with the remaining decrease attributed to scheduled amortization in the portfolio.

The Banks’ primary lending concentration is in their respective immediate market areas. As a general policy they do not make out of market loans.

CRE loans made up the largest portion of our loans as of December 31, 2012 at 77.7%, compared to 77.5% at December 31, 2011. The highest concentration of CRE loans is in rental properties, representing 39.8% of the portfolio.

Following is a summary of the maturity distribution of certain loan categories based on remaining scheduled repayments of principal as of December 31, 2012:

Loan Maturities and Sensitivities to Changes in Interest Rates*

	Maturity and/or Re-pricing Period
(Dollars in Thousands)	Within 1 Year	1 – 5 Years	Over 5 Years	Total
Commercial	$26,317	$7,844	$2,465	$36,626
Commercial real estate	117,384	59,943	26,102	203,429
Residential mortgages	3,261	2,111	1,889	7,261
Consumer and home equity	15,397	887	144	16,428
Total	$162,359	$70,785	$30,600	$263,744

Fixed/variable pricing of loans with maturities due after one year
Loans at fixed interest rates		$63,514	$25,503
Loans at floating or adjustable interest rates		7,271	5,097
Total		$70,785	$30,600

* Excludes nonaccrual loans, deferred fees, overdrafts and purchase accounting adjustments.

Nonperforming Assets.

Nonperforming assets at year-end 2012 decreased $1.4 million, or 10.6%, from year-end 2011. Nonperforming loans increased $2.3, from $8.4 million on December 31, 2011 to $10.7 million on December 31, 2012. Included in nonperforming loans at December 31, 2012, were $7.5 million of nonperforming restructured loans (TDRs) compared to $971 thousand in the prior year end. The increase was due to two new restructured loans in 2012 plus modifications to three loans previously restructured. One loan was restructured due to a delay in approval of a government program for which approval was received in early 2013. Payoff on this loan is expected by second quarter 2013. On two of the other loans we increased the interest rate from 3.25% to 5.1% and modified the payments from interest only to principal and interest payments sufficient to term the loans out over ten years. OREO decreased by 72.7% or $3.7 million due to the sale of several properties in 2012 coupled with only one property over $500 thousand and three properties under $100 thousand, in total, being transferred to OREO.

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

We classify loans consistent with federal banking regulations using a nine category grading system. The following table presents information regarding potential problem loans, consisting of loans graded special mention, substandard, doubtful, and loss, but still performing:

(Dollars in Thousands)	Number of Loans	Loan Balance	Percent of Total Loans
Commercial	17	$2,614	1.0%
Commercial real estate
Construction and land	7	3,112	1.1
Non-owner occupied	6	6,596	2.4
Owner occupied	12	12,958	4.7
Residential mortgages	1	110	.1
Home equity	1	47	NM
Consumer	—	—	—
Total	44	$25,437	9.3%

Nonperforming loans are closely monitored on an ongoing basis as part of our loan review and work-out process. The potential risk of loss on these loans is evaluated by comparing the loan balance to the fair value of any underlying collateral or the present value of projected future cash flows. Losses are recognized where appropriate.

	Nonperforming Assets at December 31,
(Dollars in Thousands)	2012	2011	2010	2009	2008
Nonaccrual	$2,988	$6,964	$15,602	$3,105	$5,999
Nonperforming restructured loans	7,591	971	1,423	6,476	—
Past Due 90 or more days and still accruing	114	471	63	—	—
Total nonperforming loans	10,693	8,406	17,088	9,581	5,999

Other real estate owned	1,401	5,129	3,864	3,023	712
Repossessed personal property	—	—	—	125	—
Total nonperforming assets	$12,094	$13,535	$20,952	$12,729	$6,711

Nonperforming loans as a percentage of total loans	3.9%	2.7%	5.3%	2.8%	2.1%
Nonperforming assets as a percentage of total assets	3.2%	3.0%	4.5%	2.7%	1.7%

In the year ended December 31, 2012, interest income not recognized on nonperforming loans (but would have been recognized if the loans were current) was approximately $646 thousand. We did not recognize any interest income on nonperforming loans in 2012. Nonperforming loans as a percentage of total loans increased to 3.9% for the year ended December 31, 2012 from 2.7% for the year ended December 31, 2011. The increase was due to one loan where the borrowers were awaiting approval from a government program for the use of the property. Government approval has since been obtained with resolution of this loan to occur by mid-2013.

As of December 31, 2012 the Company had $1.4 million in OREO, a 72.7% or $3.7 million decrease from December 31, 2011. The decrease resulted from the sale of numerous properties coupled with a substantial decrease in foreclosures. During the year the Company recognized a net loss on sales for the year of $35 thousand. At December 31, 2012 the Company had total nonperforming assets of $12.1 million, a $1.4 million or 10.6% decrease from December 31, 2011. Nonperforming assets as a percentage of total assets increased slightly to 3.2% at December 31, 2012 from 3.0% at December 31, 2011. As of December 31, 2012, the Company believes all loans have been classified appropriately and potential problems identified.

Allowance and Provision for Loan Losses.

The allowance for loan losses represents management’s estimate of probable loan losses inherent in the loan portfolio at a specific point in time. This estimate includes losses associated with specifically identified loans as well as estimated probable credit losses inherent in the remainder of the loan portfolio. Additions are made to the allowance through periodic provisions charged to income. Reductions to the allowance occur as loans are charged off. During 2012, we had net charge-offs of approximately $306 thousand representing 0.1% of year-to-date average loans. Further, as disclosed in Note 4 of the Consolidated Financial Statements, management added approximately $1.8 million to the allowance for loan losses through the loan loss provision bringing the total allowance to approximately $8.0 million or 2.9% of total loans outstanding at December 31, 2012. Management evaluates the adequacy of the allowance at least quarterly, and in doing so relies on various factors including, but not limited to, assessment of potential loss, delinquency and nonaccrual trends, portfolio growth, underlying collateral coverage and current economic conditions. This evaluation is subjective and requires material estimates that may change over time.

There are no residential mortgage loan concentrations in the loan portfolio. The majority of the charge-offs and impaired loans were in the commercial real estate loan portfolio which represents 78% of gross loans. Commercial real estate type loans are all within our general market areas and are made on terms typically at 80% loan to value. Commercial real estate collateral dependent loans require an updated appraisal at least annually using a Board of Directors approved appraisal firm. In the event of a collateral shortfall following an appraisal update, the borrower is contacted to provide additional collateral or reduce the outstanding loan balance. Subsequent to these actions, if there is concern that the loan may not be collectable as originally documented, an impairment evaluation is performed and specific reserves are provided to offset any shortfalls in collectability. At December 31, 2012, loans 30 to 89 days past due in the commercial real estate portfolio totaled $1.3 million or 0.5% of total loans.

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

The following is a summary of information pertaining to impaired loans:

	December 31,
(Dollars in Thousands)	2012	2011
Impaired loans without a valuation allowance	$2,594	$15,269

Impaired loans with a valuation allowance	17,414	8,376
Total impaired loans	$20,008	$23,645

Valuation allowance related to impaired loans	$2,660	$255

The activity in our loan loss allowance was as follows:

	Year Ended December 31,
(Dollars in Thousands)	2012	2011	2010	2009	2008
Balance at beginning of period	$6,566	$8,010	$9,038	$6,051	$725
Additions due to acquisitions	—	—	—	—	1,515

Loan charge-offs:
Commercial	—	320	1,152	1,394	57
Commercial real estate	986	2,656	7,663	3,624	—
Residential mortgage	—	391	2,100	—	—
Consumer and home equity	117	242	289	566	—
Total Charge-offs	1,103	3,609	11,204	5,584	57
Recoveries:
Commercial	15	107	118	48	—
Commercial real estate	759	172	404	—	—
Residential mortgage	—	—	67	—	—
Consumer and home equity	23	4	4	—	—
Total recoveries	797	283	593	48	—
Net charge-offs	306	3,326	10,611	5,536	57

Provision for loan losses	1,757	1,882	9,583	8,523	3,868

Balance at end of period	$8,017	$6,566	$8,010	$9,038	$6,051

Allowance / Total Loans	2.93%	2.11%	2.52%	2.68%	2.10%
Net Charge-Offs / Average Loans	0.10%	1.07%	3.13%	1.73%	0.03
Allowance/Nonperforming Loans	74.97%	78.11%	46.9%	94.3%	100.9

The following table reflects the allowance allocation per loan category and percent of loans in each category to total loans for the periods indicated:

(Dollars in Thousands)

	2012		2011		2010		2009		2008
Commercial	$731	9.1%	$743	11.3%	$1,281	16.0%	$1,824	20.2%	$683	11.3%
Commercial real estate	6,840	85.3%	5,151	78.4%	5,475	68.4%	5,614	62.1%	4,577	75.6%
Residential mortgage	111	1.4%	135	2.1%	460	5.7%	244	2.7%	366	6.1%
Consumer and home equity	330	4.1%	303	4.6%	729	9.1%	865	9.6%	207	3.4%
Unallocated	5	0.1%	234	3.6%	65	0.8%	491	5.4%	218	3.6%
Total	$8,017	100%	$6,566	100%	$8,010	100.0%	$9,038	100.0%	$6,051	100.0%

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

As of December 31, 2012, securities totaling $57.5 million were classified as available for sale. During 2012, securities available for sale decreased by approximately $16.3 million due to reduced deposit balances and all securities held to maturity were called. In 2012, we decreased our cash and cash equivalents by $577 thousand, due to the continued accommodative position regarding monetary policy by the Federal Open Market Committee.

The following table sets forth the carrying amount of our investments portfolio:

	December 31,
(Dollars in Thousands)	2012	2011	2010
Carrying value of investment in:
U.S. government and federal agencies:
Held to maturity at amortized cost	$—	$1,002	$10,082
Available for sale at fair value	—	13,690	29,224
States & political subdivisions – available for sale	5,808	1,795	1,658
U.S. Agency REMIC	36,832	39,038	11,776
U.S. Agency MBS	14,891	18,631	—
Total	$57,531	$74,138	$52,740

The following table sets forth the carrying amount of debt securities by contractual maturity at December 31, 2012:

(Dollars in Thousands)	Within	After 1 year through	After 5 years Through	Over
	1 year	5 years	10 years	10 years	Total

Available for Sale, at fair value
States & political subdivisions	$—	$528	$—	$5,280	$5,808
U.S. Agency REMIC	9,412	20,595	6,825	—	36,832
U.S. Agency MBS	—	9,703	3,417	1,771	14,891
Total	$9,412	$30,826	$10,242	$7,051	$57,531

Securities of a single issuer which had book values in excess of 10% of our shareholders’ equity at December 31, 2012 included mortgage-backed securities issued by the Federal National Mortgage Association (“FNMA”), Government National Mortgage Association (“GNMA”), Federal Home Loan Mortgage Corporation (“FHLMC”), Federal Home Loan Bank (“FHLB”), and Federal Farm Credit Banks (“FFCB”).

The mortgage-backed securities issued by FNMA had an aggregate book value of and market value of $10.1 million and $10.0 million, respectively, the mortgage-backed securities issued by GNMA had an aggregate book value of and market value of $18.4 million and $18.3 million, respectively, the mortgage-backed securities issued by FHLMC had an aggregate book value of and market of $21.7 million and $21.6 million, respectively, the SBA bonds had an aggregate book value of $1.7 million and market value of $1.8 million, the Texas bonds had an aggregate book value and market value of $3.6 million and the remaining state and municipal bonds, aggregated, had a book and market value of $2.3 million and $2.2 million, respectively, at December 31, 2012.

Deposits and Other Borrowings.

Our primary source of funds is deposits. Those deposits are provided by businesses, municipalities, and individuals located within the markets served by our Banks.

Total deposits decreased $58.2 million to $335.5 million at December 31, 2012, compared to December 31, 2011. In 2012, our demand deposit accounts grew $7.2 million or 8.5% as we garnered new deposit accounts and existing depositors increased balances. NOW accounts and money market accounts decreased $2.5 million, or 1.6% due to nominal interest rates paid on these accounts. Some of these funds were transferred to demand deposit accounts due to less restrictions and fees. Liquidity from our investment portfolio coupled with declining loan balances reduced our need to retain and attract customers seeking high yielding deposits. During 2012, we opted not to retain or pursue deposit customers solely interested in higher yielding time deposits. As a result, our time deposits excluding brokered deposits declined $40.5 million, or 33.9%. Brokered deposits decreased $22.4 million as we no longer needed the funds due to our declining loan balances.

Other borrowings decreased by $9.7 million due to the payoff of our loan payable of $1.7 million and a reduction in customer retail repurchase agreements (“repurchase agreements”).

The distribution by type of our average deposit accounts for December 31, 2012, 2011, and 2010 was as follows:

	December 31,
	2012		2011		2010
(Dollars in Thousands)	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
Noninterest bearing accounts	$91,825	—	$94,932	—	$75,206	—

Interest bearing accounts
Savings, NOW, and money market accounts	150,221	0.42%	162,996	0.71%	176,131	1.12%
Time deposits	117,754	1.38%	154,639	1.70%	166,777	2.15%
Total interest bearing deposits	267,975	0.84%	317,635	1.19%	342,908	1.62%
Average total deposits	$359,800	0.63%	$412,567	0.96%	$418,114	1.35%

Brokered deposits included in total deposits	$24,957		$42,335		$41,796
Brokered deposits as a percentage of total deposits	6.9%		10.3%		10.0%

As of December 31, 2012, certificates of deposit of $100,000 or more mature as follows:

(Dollars in Thousands)	Amount	Weighted Average Rate
Up to 3 months	$7,153	1.26%
3 to 6 months	5,797	1.72%
6 to 12 months	13,223	0.68%
Over 12 months	25,706	1.32%
	$51,879	1.35%

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

Operating Activities.

Cash flows from continuing operating activities primarily include net income (loss), adjusted for items in net income that did not impact cash. Net cash provided by continuing operating activities increased by $4.5 million to $5.4 million for the year ended December 31, 2012, from $896 thousand for the year ended December 31, 2011. The increase was primarily due to the $3.1 million improvement in net income from a loss of $2.1 million in 2011 to a profit of $927 thousand in 2012 and the gain on the sale of securities of $1.3 million in 2012 compared to $0 in 2011.

Investing Activities.

Cash used in continuing investing activities reflects the impact of loans and investments acquired for our interest-earning asset portfolios, as well as cash flows from asset sales. For the year ended December 31, 2012, we had net cash flows provided in investing activities of $61.3 million, compared to $18.5 million used in investing activities for the year ended December 31, 2011. The change in cash flows from continuing investing activities was primarily due to the proceeds generated from the sale of our OREO properties and proceeds from the surrender of bank owned life insurance.

Financing Activities.

Cash flows from continuing financing activities include transactions and events whereby cash is obtained from depositors, creditors or investors. For the year ended December 31, 2012, we had net cash flows used in continuing financing activities of $67.2 million, compared to net cash used of $11.4 million for the year ended December 31, 2011. The change in cash flows from continuing financing activities was due to a net decrease in deposits of $58.2 million compared to a net decrease in deposits of $18.5 million for the year ended December 31, 2011. The payoff of our $1.7 million loan on the Clermont branch in 2012 and an $8.0 million decrease in customer repurchase agreements, offset by $675 thousand from our preferred stock offering, also contributed to the $56.0 million increase.

Capital Resources

The assessment of capital adequacy depends on a number of factors such as asset quality, liquidity, earnings performance, changing competitive conditions and economic forces. We seek to maintain a strong capital base to provide stability to current operations and to promote public confidence. As of December 31, 2012, the Banks exceeded the requirements contained in the applicable regulations, policies and directives pertaining to capital adequacy to be classified as “well capitalized” and are unaware of any material violation or alleged violation of these regulations, policies or directives. As of December 31, 2012, Orange Bank’s Tier 1 leverage and total capital to risk weighted assets ratio met the heightened requirements of their MOU.

Key to our efforts to maintain existing capital adequacy is the need for the Banks to remain profitable by focusing on increasing core earnings and decreasing the levels of adversely classified and nonperforming assets. The Banks, for 2012, were profitable and were able to reduce the level of classified assets. Additionally, our Preferred Stock offering brought in $675 thousand.

During 2012 we offered a stock purchase plan to our employees and directors to purchase shares of our common stock at fair market value. In 2012, employees purchased 471 shares valued at $5.50 per share, which we issued in December 2012. In 2011, employees purchased 911 shares valued at $5.50 per share, which we issued in March 2012. The stock purchase plan was discontinued in November 2012.

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

At December 31, 2012, we had approximately $51.1 million in commitments to extend credit and $2.1 million in standby letters of credit. Commitments to extend credit are agreements to lend to a customer so long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Standby letters of credit are conditional commitments issued by us to guarantee the performance of a customer to a third party. We use the same credit policies in establishing commitments and issuing letters of credit as we do for on-balance sheet instruments.

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

We have audited the accompanying consolidated balance sheets of Floridian Financial Group, Inc. and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations and comprehensive income (loss), stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Floridian Financial Group, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

Jacksonville, Florida
April 1, 2013

Floridian Financial Group, Inc. and Subsidiaries

Consolidated Balance Sheets
December 31, 2012 and 2011
(Dollars in thousands, except for per share amounts)

Assets	2012	2011
Cash and due from banks	$9,647	$8,930
Federal funds sold	3,525	3,550
Interest bearing deposits	19,098	20,367
Total cash and cash equivalents	32,270	32,847
Securities available for sale	57,531	73,136
Securities held to maturity (Fair value of $0 and $1,013 at December 31, 2012 and 2011, respectively)	—	1,002
Loans, net of allowance for loan losses of $8,017 and $6,566 at December 31, 2012 and 2011, respectively	265,636	305,088
Property and equipment, net	13,801	14,670
Intangible assets	1,009	1,201
Bank owned life insurance	8,899	11,412
Other real estate owned	1,401	5,129
Other assets	2,508	5,074
Total assets	$383,055	$449,559

Liabilities and shareholders’ equity
Liabilities
Deposits:
Noninterest-bearing demand	$91,070	$83,909
Savings, NOW and money market	147,485	149,945
Time deposits under $100	45,106	87,090
Time deposits of $100 or more	51,879	72,782
Total deposits	335,540	393,726
Other borrowings	4,252	13,955
Other liabilities	2,451	2,101
Total liabilities	342,243	409,782

Commitments and contingencies

Series A noncumulative perpetual preferred stock, $5 par value,15,000 shares authorized; 675 shares outstanding at December 31, 2012	675	—

Shareholders’ equity
Preferred stock, $5 par value, 985,000 shares authorized; none outstanding	—	—
Common stock, $5 par value, 100,000,000 shares authorized; 6,178,158 and 6,179,240 shares issued and outstanding in 2012 and 2011, respectively	30,891	30,896
Additional paid-in capital	38,574	38,397
Retained deficit	(29,039)	(29,966)
Accumulated other comprehensive income (loss)	(289)	450
Total shareholders’ equity	40,137	39,777

Total liabilities and shareholders’ equity	$383,055	$449,559

See Notes to Consolidated Financial Statements

Floridian Financial Group, Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Income (Loss)
Years Ended December 31, 2012 and 2011
(Dollars in thousands, except for per share amounts)

	2012	2011
Interest income:
Interest and fees on loans	$14,409	$15,629
Interest on securities	616	1,287
Interest on federal funds sold	4	130
Other interest	52	18
Total interest income	15,081	17,064
Interest expense:
Interest on deposits	2,253	3,787
Other interest	114	231
Total interest expense	2,367	4,018

Net interest income	12,714	13,046

Provision for loan losses	1,757	1,882
Net interest income after provision for loan losses	10,957	11,164

Noninterest income:
Other noninterest income	1,084	1,114
Gain on sale of securities	1,284	—
Total noninterest income	2,368	1,114

Noninterest expense:
Salaries and employee benefits	4,965	6,351
Occupancy and equipment expense	2,786	2,621
Data processing	1,912	1,424
Professional fees	880	990
Other real estate expense	387	764
FDIC insurance	581	603
Credit and collections expenses	108	252
Core deposit intangible amortization	192	192
Goodwill impairment	—	500
Other	484	453
Total noninterest expense	12,295	14,150

Income (loss) before income taxes	1,030	(1,872)

Income tax expense (benefit)	103	(255)
Net income	$927	$(2,127)

Basic and diluted net income (loss) per share	$0.15	$(0.34)

Other comprehensive income:
Net income (loss)	$927	$(2,127)

Change in unrealized holding gains(losses) on securities available for sale, net of income tax	(739)	1,655
Comprehensive income (loss)	$188	$(472)

See Notes to Consolidated Financial Statements.

Floridian Financial Group, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity
Years Ended December 31, 2012 and 2011
(Dollars in thousands, except for per share amounts)

	Common Stock Par Value	Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at December 31, 2010	$30,999	$38,148	$(27,839)	$(1,205)	$40,103
Net loss	—	—	(2,127)	—	(2,127)
Other comprehensive income, net of tax	—	—	—	1,655	1,655
Retirement of 6,314 shares of common stock from employee benefit plan and sale of 1,425 shares for employee stock purchase plan	(24)	5	—	—	(19)
Issuance of 3,280 shares of common stock issued in lieu of director fees	16	14	—	—	30
Share-based compensation	—	239	—	—	239
Retirement of 19,000 shares of common stock	(95)	(9)	—	—	(104)
Balance at December 31, 2011	30,896	38,397	(29,966)	450	39,777

Net income	—	—	927	—	927
Other comprehensive income, net of tax	—	—	—	(739)	(739)
Purchase of 1,382 shares of common stock from employee benefit plan and sale of 536 shares for employee stock purchase plan	10	1	—	—	11
Share-based compensation	—	177	—	—	177
Retirement of 3,000 shares of common stock	(15)	(1)	—	—	(16)
Balance at December 31, 2012	$30,891	$38,574	$(29,039)	$(289)	$40,137

See Notes to Consolidated Financial Statements.

Floridian Financial Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows
Years Ended December 31, 2012 and 2011
(Dollars in thousands)

	2012	2011
Cash Flows From Operating Activities
Net income (loss)	$927	$(2,127)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for loan losses	1,757	1,882
Impairment of other real estate owned, net	184	843
Depreciation expense	958	976
Amortization expense	192	192
Goodwill impairment	—	500
Net amortization of securities	1,707	(1,903)
Share-based compensation and director fees	177	269
Realized gain on sales of available-for-sale securities, net	(1,284)	—
Net loss on sales of other real estate owned	35	123
Net loss (gain) on the disposal of premises and equipment	250	(7)
Increase (decrease) in cash surrender value	112	(331)
Net realized gain on surrender of BOLI	(416)	—
Decrease in deferred tax asset	—	187
Decrease in accrued interest receivable	193	142
Decrease in accrued interest payable	(50)	(27)
Decrease other, net	612	177
Net cash provided by operating activities	5,354	896
Cash Flows From Investing Activities
Purchase of securities available for sale	(65,406)	(50,475)
Sales, maturities and calls of securities available for sale	79,849	23,635
Sales, maturities and calls of securities held to maturity	1,002	9,000
Net decrease (increase) in loans	38,688	(4,849)
Purchases of property and equipment, net	(89)	(2,544)
Proceeds from redemption of bank owned life insurance	2,815	—
Proceeds from sale of other real estate owned	4,429	5,522
Proceeds from sale of premises	—	966
Proceeds from sale of furniture and fixtures	—	215
Net cash provided by (used in) investing activities	61,288	(18,530)
Cash Flows From Financing Activities
Net decrease in deposits	(58,186)	(18,461)
Net increase (decrease) in borrowings	(9,703)	7,193
Proceeds from sale of preferred stock	675	—
Proceeds from sale of common stock	11	38
Retirement of stock	(16)	(161)
Net cash used in financing activities	(67,219)	(11,391)
Net decrease in cash and cash equivalents	(577)	(29,025)
Cash and cash equivalents
Beginning of year	32,847	61,872
Ending of year	$32,270	$32,847

Supplemental Disclosures of Cash Flow Information and noncash transactions
	2012	2011

Interest paid	$2,415	$4,045

Income taxes paid	$103	$—

Loans transferred to other real estate owned	$850	$7,753

Other assets transferred to loans	$1,845	$—

See Notes to Consolidated Financial Statements.

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

Comprehensive income (loss): Comprehensive income or loss is comprised of the net income (loss) and any items of “other comprehensive income.” The only item of other comprehensive income for the Company is the unrealized gain or loss on the available-for-sale investment securities portfolio, net of tax.

Cash and cash equivalents: For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks (including cash items in process of clearing), interest bearing deposits, and federal funds sold. Cash flows from loans originated by the Company and deposits are reported net. The Company maintains amounts due from banks, which at times may exceed federally insured limits. The Company has not experienced any losses in such accounts.

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

Commercial Loans: All corporate and business purpose loans and lines of credit that are not real estate related are classified as commercial loans. These loans are generally secured by business assets including accounts receivable, inventory, and equipment and may incorporate a personal guarantee. Terms on commercial loans are generally for five years or less with most lines of credit written on an on-demand-basis. The majority of commercial loans have a floating interest rate tied to a published index. As of December 31, 2012 and 2011, commercial loans represented 13% and 14% of the portfolio, respectively.

Commercial Real Estate Loans (“CRE”): CRE represents business purpose loans that are real estate related and secured by real estate, which may be owner occupied or not. CRE loans also include construction real estate and loans secured by land. CRE loans are reviewed primarily as cash flow loans and secondarily as loans secured by real estate. CRE loans typically involve higher loan principal amounts and the repayment is generally largely dependent on the successful operations of the real property securing the loan or the business conducted on the property securing the loan. CRE loans may be adversely affected by conditions in the real estate markets or in the general economy than other loan types. As of December 31, 2012 and 2011, 78% of the loan portfolio was concentrated in CRE loans.

Residential Real Estate Loans (“RRE”): RRE represents all consumer purpose loans collateralized by one to four family dwellings. RRE loans generally have terms of less than five years and are written on a fixed rate basis. As of December 31, 2012 and 2011, 3% of the portfolio was classified as RRE.

Consumer Loans: All non-business purpose loans are considered consumer loans. Consumer loans consist of home equity lines of credit, automobile loans, overdraft loans, loans secured by deposits and securities, and unsecured personal loans. Home equity represents all consumer open end lines of credit secured by one to four family lines of credit. Consumer loans represent any consumer purpose loans or lines of credit not secured by real estate. As of December 31, 2012 and 2011, consumer loans represented 6% and 5% of the portfolio, respectively.

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

Troubled Debt Restructuring: The Company considers a loan to be a Troubled Debt Restructurings (“TDR”) when the debtor experiences financial difficulties and a concession is granted that would not otherwise be considered. Concessions can relate to the contractual interest rate, maturity date, or payment structure of the note. As part of our workout plan, we at times restructure loan terms to assist borrowers facing challenges in the current economic environment. Loans classified as TDR’s include loans on nonaccrual, loans moving to nonaccrual, and loans on an accruing status. The Company evaluates each individual borrower’s financial condition and prospects for repayment under the modified terms prior to restructuring. The evaluation includes, but is not limited to, the borrower’s capacity and willingness to pay, past payment history, and any secondary sources of payment.

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

Note 1. Nature of Business and Summary of Significant Accounting Policies (Continued)

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

Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s original effective interest rate or, as a practical expedient, at the loan’s observable market price or the fair value of the collateral, as indicated in an appraisal report, net of selling costs, if the loan is collateral dependent. A loan is impaired when it is probable the creditor will be unable to collect all contractual principal and interest payments due in accordance with the terms of the loan agreement. On at least a quarterly basis the Company reviews impaired loans for any changes in the borrower’s ability to repay the loan. Based on this review the Company may consider making modifications to the original loan agreement

Allowance for Loan Losses: The allowance for loan losses is established through a provision for loan losses charged against operations. The allowance consists of general and specific components. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors. The specific component relates to loans that we have concluded, based on the value of collateral, guarantees and any other pertinent factors, have known losses. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio. The Company believes the unallocated amount is warranted. All commercial loans risk rated substandard or doubtful are reviewed on a quarterly basis to determine if a specific reserve needs to be allocated.

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

Note 1. Nature of Business and Summary of Significant Accounting Policies (Continued)

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

Intangible Assets: The Company’s intangible assets are the value of ongoing customer relationships (core deposit intangibles) arising from the purchase of certain assets and the assumption of certain liabilities from unrelated entities. Core deposit intangibles are amortized on a straight line basis over a 10 year period. Any impairment in the intangibles would be recorded against income in the period of impairment. No impairment of core deposit intangibles was recognized for the years ended December 31, 2012 and 2011. Goodwill was considered impaired in 2011 and written off in full at December 31, 2011. See Note 6 for additional details.

Other Real Estate Owned: OREO consists of property acquired through, or in lieu of, loan foreclosures or other proceedings and is initially recorded at the fair value less estimated selling costs at the date of foreclosure, which establishes a new cost basis. Subsequent to foreclosure, the properties are held for sale and are carried at the lower of cost or fair value less estimated costs of disposal. Any write-down to fair value at the time of acquisition is charged to the allowance for loan losses. Properties are evaluated regularly to ensure the recorded amounts are supported by current fair values, and a charge to operations is recorded as necessary to reduce the carrying amount to fair value less estimated costs to dispose.

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

Earnings per share: Basic earnings per share is calculated by dividing net income (loss) available to common shareholders by the weighted average number of shares of common stock outstanding for each period presented. Options outstanding at December 2012 and 2011, to purchase 645 thousand and 660 thousand common shares, respectively, were not included in the computation of diluted earnings per share for the years ended December 2012 and 2011, because they were antidilutive. Warrants on Series A Noncumulative Preferred Stock was not included since they were antidilutive as of December 31, 2012.

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

Note 1. Nature of Business and Summary of Significant Accounting Policies (Continued)

Segment Reporting: Management evaluates the Company’s performance and allocates resources based on a single segment concept. Accordingly, there are no separately identified operating segments for which discrete financial information is available. The Company does not drive revenues from, or have assets located in, foreign countries, nor does it derive revenues from any single customer that represents 10% or more of the Company’s total revenues.

Adoption of New Accounting Standards: In February 2013, the FASB issued Accounting Standard Update (“ASU”) No. 2013-02, “Comprehensive Income (Topic220): Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income.” ASU 2013-02 does not change the current requirements for reporting net income or other comprehensive income in financial statements. However, the amendments require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. This standard is effective prospectively for public entities for annual and interim reporting periods beginning after December 15, 2012 and for private companies beginning after December 15, 2013. The Company is evaluating the effect, if any, the adoption of ASU 2013-02 will have on the consolidated financial statements.

Note 2. Cash and Due From Banks

The Banks are required to maintain vault cash and reserve balances with the Federal Reserve Bank based upon a percentage of deposits. These requirements were $2.0 million and $2.5 million at December 31, 2012 and 2011, respectively.

Note 3. Securities

The amortized cost and estimated fair value of securities with gross unrealized gains and losses follows:

	December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available for Sale
Debt Securities:
States & political subdivisions	$5,897	$—	$89	$5,808
U.S. Agency REMIC	37,230	84	482	36,832
U.S. Agency MBS	14,693	198	—	14,891
Total securities available for sale	$57,820	$282	$571	$57,531

	December 31, 2011
Securities Available for Sale
Debt Securities:
U.S. Government and federal agencies	$13,385	$305	$—	$13,690
States & political subdivisions	1,701	94	—	1,795
U.S. Agency REMIC	38,917	338	217	39,038
U.S. Agency MBS	18,683	18	88	18,613
Total securities available for sale	$72,686	$755	$305	$73,136

Securities Held to Maturity
Debt securities:
U.S. Government and federal agencies	$1,002	$11	$—	$1,013
Total securities held to maturity	$1,002	$11	$—	$1,013

At December 31, 2012 and 2011, U.S. government obligations with a carrying value of $8.6 million and $20.6 million, respectively, were pledged to secure public deposits and for other purposes required or permitted by law. At December 31, 2012 and 2011, the carrying amount of securities pledged to secure repurchase agreements was $5.0 million and $12.6 million, respectively.

Note 3. Securities (Continued)

The carrying amount of debt securities by contractual maturity at December 31, 2012 follows:

	Within 1 year	After 1 year through 5 years	After 5 years through 10 years	Over 10 years	Total
Available for Sale, at Fair Value
States & political subdivisions	$—	$528	$—	$5,280	$5,808
U.S. Agency REMIC	9,412	20,595	6,825	—	36,832
U.S. Agency MBS	—	9,703	3,417	1,771	14,891
Total	$9,412	$30,826	$10,242	$7,051	$57,531

For the years ended December 31, 2012 and 2011, proceeds from sales, maturities, and calls of securities available for sale amounted to $79.8 million and $23.6 million, respectively. For the years ended December 31, 2012 and 2011, proceeds from maturities and calls of securities being held to maturity amounted to $1.0 million and $9.0 million, respectively. Gross realized gains amounted to $1.3 million and $0, respectively. There were no gross realized losses for the years ended December 31, 2012 and 2011.

Information pertaining to securities with gross unrealized losses at December 31, 2012 and 2011 aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	December 31, 2012

	Less Than Twelve Months		Over Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Total Unrealized Losses
Securities Available for Sale
Debt Securities:
States & political subdivisions	$89	$5,808	$—	$—	$89
U.S. Agency REMIC	363	18,675	119	7,276	482
Total securities available for sale	$452	$24,483	$119	$7,276	$571

	December 31, 2011

	Less Than Twelve Months		Over Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Total Unrealized Losses
Securities Available for Sale
Debt Securities:
U.S. Agency REMIC	$217	$23,460	$—	$—	$217
U.S. Agency MBS	88	14,536	—	—	88
Total securities available for sale	$305	$37,996	$—	$—	$305

As of December 31, 2012, the Company’s security portfolio consisted of 41 securities. Of these securities, 23 were in an unrealized loss position, of which six had been in a loss position in excess of 12 months. Approximately $51.7 million, or 90% of the debt securities held by the Company were issued by U.S. government-sponsored entities and agencies, primarily Fannie Mae, Freddie Mac and Ginnie Mae, institutions which the government has affirmed its commitment to support. Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these securities and it is likely it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at December 31, 2012.

Note 4. Loans and Allowance for Loan Losses

Loans at December 31, 2012 and 2011 were comprised of the following:

	2012	2011

Commercial	$37,166	$44,833
Commercial real estate:
Construction and land	30,801	42,440
Non-owner occupied	89,935	99,299
Owner occupied	92,110	99,909
Residential mortgage	7,371	8,542
Home equity	13,562	14,268
Consumer	2,820	2,477
Total loans	273,765	311,768
Less: Allowance for loan losses	(8,017)	(6,566)
Less: Unearned fees	(112)	(114)
Net loans	$265,636	$305,088

Activity in the allowance for loan losses during 2012 and 2011 is as follows:

	For Years Ending December 31,
(Dollars in Thousands)	2012	2011
Balance at beginning of period	$6,566	$8,010

Loan charge-offs:
Commercial	—	320
Commercial real estate	986	2,656
Residential mortgage	—	391
Consumer and home equity	117	242
Total Charge-offs	1,103	3,609

Recoveries:
Commercial	15	107
Commercial real estate	759	172
Residential mortgage	—	—
Consumer and home equity	23	4
Total recoveries	797	283
Net charge-offs	306	3,326

Provision for loan losses
Commercial	(27)	(325)
Commercial real estate	1,916	2,160
Residential mortgage	(24)	66
Consumer and home equity	121	(188)
Unallocated	(229)	169
Total provision	1,757	1,882

Balance at end of period	$8,017	$6,566

Allowance / Total Loans	2.9%	2.1%
Net Charge-Offs / Average Loans	0.1%	1.1%
Allowance/Nonperforming Loans	75.0%	78.1%

Non-accruing loans amounted to $10.6 million and $7.9 million, at December 31, 2012 and 2011, respectively. Nonperforming restructured loans totaled $7.6 million at December 31, 2012 and $971 thousand at December 31, 2011. Interest income on nonaccrual loans is recognized on a cash basis when the ultimate collectability is no longer considered doubtful. Cash collected on nonaccrual loans is applied against the principal balance or recognized as interest income based upon management’s expectations as to the ultimate collectability of principal and interest in full. If interest on non-accruing loans had been recognized on a fully accruing basis, interest income recorded would have been $646 thousand and $453 thousand higher for the years ended December 31, 2012 and 2011, respectively.

Note 4. Loans and Allowance for Loan Losses (Continued)

The following presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of December 31, 2012 and 2011:

December 31, 2012		Commercial	Residential
		Real	Real	Home
	Commercial	Estate	Estate	Equity	Consumer	Unallocated	Total
Ending allowance for loan losses:
Individually evaluated for impairment	$—	$2,660	$—	$—	$—	$—	$2,660
Collectively evaluated for impairment	731	4,180	111	301	29	5	5,357
Total ending allowance balance	$731	$6,840	$111	$301	$29	$5	$8,017

Loans:
Individually evaluated for impairment	$22	$19,876	$110	$—	$—	$—	$20,008
Collectively evaluated for impairment	37,144	192,970	7,261	13,562	2,820	—	253,757
Total ending loan balance	$37,166	$212,846	$7,371	$13,562	$2,820	$—	$273,765

December 31, 2011		Commercial	Residential
		Real	Real	Home
	Commercial	Estate	Estate	Equity	Consumer	Unallocated	Total
Ending allowance for loan losses:
Individually evaluated for impairment	$—	$255	$—	$—	$—	$—	$255
Collectively evaluated for impairment	743	4,896	135	246	57	234	6,311
Total ending allowance balance	$743	$5,151	$135	$246	$57	$234	$6,566

Loans:
Individually evaluated for impairment	$—	$23,622	$—	$23	$—	$—	$23,645
Collectively evaluated for impairment	44,833	218,026	8,542	14,210	2,512	—	288,123
Total ending loan balance	$44,833	$241,648	$8,542	$14,233	$2,512	$—	$311,768

Note 4. Loans and Allowance for Loan Losses (Continued)

The following table presents information related to impaired loans by class of loans as of and for the year ended December 31, 2012:

(Dollars in Thousands)	Unpaid		Allowance for	Average	Interest	Cash Basis Interest
	Principal	Recorded	Loan Losses	Recorded	Income	Income
	Balance	Investment	Allocated	Investment	Recognized	Recognized
With no related allowance recorded:
Commercial	$22	$22	$—	$22	$1	$—
Commercial real estate						—
Construction and land	1,695	1,360	—	1,359	35	—
Non-owner occupied	752	410	—	369	21	—
Owner occupied	1,351	692	—	657	39	—
Residential	110	110	—	110	10	—
Home equity	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Total	3,930	2,594	—	2,517	106	—

With an allowance recorded:
Commercial	—	—	—	—	—	—
Commercial real estate
Construction and land	4,227	1,752	259	1,547	97	—
Non-owner occupied	7,638	7,637	2,093	7,638	305	—
Owner occupied	8,733	8,025	308	7,960	237	—
Residential	—	—	—	—	—	—
Home equity	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Total	20,598	17,414	2,660	17,145	639	—

Total	$24,528	$20,008	$2,660	$19,662	$745	$—

Totals
Commercial	$22	$22	$—	$22	$1
Commercial real estate
Construction and land	$5,922	$3,112	$259	$2,906	$132	$—
Non-owner occupied	$8,390	$8,047	$2,093	$8,007	$326	$—
Owner occupied	$10,084	$8,717	$308	$8,617	$276	$—
Residential	$110	$110	$—	$110	$10	$—
Home equity	$—	$—	$—	$—	$—	$—
Consumer	$—	$—	$—	$—	$—	$—

The recorded investment in loans includes accrued interest receivable and loan origination fees, net. For purposes of this disclosure, the unpaid principal balance is not reduced for net charge-offs.

Note 4. Loans and Allowance for Loan Losses (Continued)

The following table presents information related to impaired loans by class of loans as of and for the year ended December 31, 2011:

As of December 31, 2011

(Dollars in Thousands)	Unpaid Principal	Recorded	Allowance for Loan Losses	Average Recorded	Interest Income	Cash Basis Interest Income
	Balance	Investment	Allocated	Investment	Recognized	Recognized
With no related allowance recorded:
Commercial	$—	$—	$—	$239	$—	$—
Commercial real estate
Construction and land	9,825	4,776	—	9,640	40	—
Non-owner occupied	10,026	8,391	—	9,956	199	—
Owner occupied	3,295	2,079	—	3,265	61	—
Residential	—	—	—	—	—	—
Home equity	59	23	—	23	—	—
Consumer	—	—	—	—	—	—
Total	23,205	15,269	—	23,123	300	—

With an allowance recorded:
Commercial	—	—	—	—	—	—
Commercial real estate
Construction and land	—	—	—	—	—	—
Non-owner occupied	2,177	1,500	10	2,177	158	—
Owner occupied	6,876	6,876	245	6,860	49	—
Residential	—	—	—	—	—	—
Home equity	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Total	9,053	8,376	255	9,037	207	—

Total	$32,258	$23,645	$255	$32,160	$507	$—

Total
Commercial	$—	$—	$—	$239	$—	$—
Commercial real estate
Construction and land	$9,825	$4,776	$—	$9,640	$40	$—
Non-owner occupied	$12,203	$9,891	$10	$12,133	$357	$—
Owner-occupied	$10,171	$8,955	$245	$10,125	$110	$—
Residential	$—	$—	$—	$—	$—	$—
Home equity	$59	$23	$—	$23	$—	$—
Consumer	$—	$—	$—	$—	$—	$—

Impaired loans include TDRs of $16.8 million and $17.5 million at December 31, 2012 and 2011, respectively. As of December 31, 2012, there were three nonperforming TDRs with an outstanding balance of $7.6 million. There were two nonperforming TDRs at December 31, 2011 with an outstanding balance of $971 thousand.

Note 4. Loans and Allowance for Loan Losses (Continued)

The following table presents TDRs that occurred during the year:

	For the year ended December 31, 2012
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial real estate
Construction and land	1	$1,535	$1,315
Non-owner occupied	1	$1,500	$1,452
Owner occupied	3	$8,318	$8,093
Totals	5	11,353	10,860

During the year ended December 31, 2012, the Banks modified five loans that were considered to be troubled debt restructurings. Three of these loans had previously been classified as TDRs with additional modifications to interest rates and repayment terms being made in 2012. There were no loans modified as troubled debt restructurings during 2011. There were no defaults on any TDRs in 2012.

The terms of certain other loans were modified during the year ending December 31, 2012 that did not meet the definition of a troubled debt restructuring. The modification of these loans involved either a modification of the terms of a loan to borrowers who were not experiencing financial difficulty or a delay in a payment that was considered to be insignificant. In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is based on the Bank’s internal underwriting policies.

The following presents the recorded investment in nonaccrual loans and loans past due over 90 days past due and still accruing by class of loans as of December 31, 2012 and 2011:

	Nonaccrual		Loans Past Due 90 Days or Greater Still Accruing
	2012	2011	2012	2011
Commercial	$22	$—	$—	$—
CRE
Construction	3,112	4,777	—	—
Non-owner occupied	6,596	2,245	—	471
Owner occupied	692	842	—	—
Residential	110	—	114	—
Home Equity	47	71	—	—
Consumer	—	—	—	—
Totals	$10,579	$7,935	$114	$471

Nonaccruing loans amounted to $10.6 million and $7.9 million at December 31, 2012 and 2011, respectively. Interest income on nonaccrual loans is recognized on a cash basis when the ultimate collectability is no longer considered doubtful. Cash collected on nonaccrual loans is applied against the principal balance or recognized as interest income based upon management’s expectations as to the ultimate collectability of principal and interest in full. If interest on nonaccruing loans had been recognized on a fully-accruing basis, interest income recorded would have been $646 thousand and $453 thousand higher for the periods ending December 31, 2012 and 2011, respectively. As of December 31, 2012, there were two loans past due 90 days or more and still accruing interest income.

Note 4. Loans and Allowance for Loan Losses (Continued)

The following presents the aging of the recorded investment in past due loans as of December 31, 2012 by class of loans:

	30 - 59	60 – 89	90 Days
	Days	Days	or Greater	Total	Loans Not
	Past Due	Past Due	Past Due	Past Due	Past Due	Total
Commercial	$—	$—	$22	$22	$37,144	$37,166
Commercial real estate
Construction and land	499	41	3,112	3,652	27,149	30,801
Non-owner occupied	—	19	639	658	89,277	89,935
Owner occupied	20	732	372	1,124	90,986	92,110
Residential	482	58	224	764	6,607	7,371
Home equity	120	—	47	167	13,395	13,562
Consumer	71	—	—	71	2,749	2,820
Total	$1,192	$850	$4,416	$6,458	$267,307	$273,765

The following presents the aging of the recorded investment in past due loans as of December 31, 2011 by class of loans:

	30 - 59	60 – 89	90 Days
	Days	Days	or Greater	Total	Loans Not
	Past Due	Past Due	Past Due	Past Due	Past Due	Total
Commercial	$1,500	$—	$—	$1,500	$43,333	$44,833
Commercial real estate
Construction and land	—	—	3,283	3,283	39,156	42,439
Non-owner occupied	399	—	2,716	3,115	96,185	99,300
Owner occupied	—	—	842	842	99,067	99,909
Residential	—	501	—	501	8,041	8,542
Home equity	—	—	71	71	14,162	14,233
Consumer	4	3	—	7	2,505	2,512
Total	$1,903	$504	$6,912	$9,319	$302,449	$311,768

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

Loss – Loans classified as loss are considered uncollectible. Once a loan becomes delinquent and repayment becomes questionable, the Company will address collateral shortfalls with the borrower and attempt to obtain additional collateral. If this is not forthcoming and payment in full is unlikely, the Banks will estimate its probable loss and immediately charge-off some or all of the balance.

As of December 31, 2012, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

		Special
	Pass	Mention	Substandard	Doubtful	Loss	Total
Commercial	$34,552	$2,400	$214	$—	$—	$37,166
Commercial real estate
Construction and land	27,689	—	3,112	—	—	30,801
Non-owner occupied	83,339	—	6,596	—	—	89,935
Owner occupied	79,152	5,015	7,943	—	—	92,110
Residential	7,261	—	110	—	—	7,371
Home equity	13,515	—	47	—	—	13,562
Consumer	2,820	—	—	—	—	2,820
Total	$248,328	$7,415	$18,022	$—	$—	$273,765

As of December 31, 2011, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

		Special
	Pass	Mention	Substandard	Doubtful	Loss	Total
Commercial	$44,628	$—	$205	$—	$—	$44,833
Commercial real estate
Construction and land	37,663	—	4,776	—	—	42,439
Non-owner occupied	90,909	—	8,391	—	—	99,300
Owner occupied	86,663	5,115	8,131	—	—	99,909
Residential	8,542	—	—	—	—	8,542
Home equity	14,162	—	71	—	—	14,233
Consumer	2,512	—	—	—	—	2,512
Total	$285,079	$5,115	$21,574	$—	$—	$311,768

The Company considers the performance of the loan portfolio and its impact on the allowance for loan losses. For residential and consumer loan classes, the Company also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following presents the recorded investment in residential and consumer loans based on payment activity as of December 31, 2012:

		Home
	Residential	Equity	Consumer	Total
Performing	$7,261	$13,515	$2,820	$23,596
Nonperforming	110	47	—	157
Total	$7,371	$13,562	$2,820	$23,753

Note 4. Loans and Allowance for Loan Losses (Continued)

The following presents the recorded investment in residential and consumer loans based on payment activity as of December 31, 2011:

		Home
	Residential	Equity	Consumer	Total
Performing	$8,542	$14,162	$2,512	$25,216
Nonperforming	—	71	—	71
Total	$8,542	$14,233	$2,512	$25,287

Note 5. Property and Equipment

The components of property and equipment, and the aggregate related accumulated depreciation and amortization at December 31, 2012 and 2011 are as follows:

	2012	2011
Land and land improvements	$4,098	$4,098
Buildings	10,157	10,157
Leasehold improvements	1,206	1,206
Furniture and equipment	3,485	3,396
Automobiles	59	83
	19,005	18,940
Less accumulated depreciation and amortization	5,204	4,270
	$13,801	$14,670

Depreciation charged to operations during 2012 and 2011 was $958 thousand and $976 thousand, respectively.

Note 6. Intangible Assets

The Company’s intangible assets consisted of the following:

	December 31,
	2012	2011
Core deposit intangibles	$1,921	$1,921
Less accumulated amortization	912	720
Intangible assets, net	$1,009	$1,201

Core deposit intangibles are being amortized over a 10 year period. Core deposit intangible assets are periodically reviewed for impairment. Any impairment in the core deposit would be recognized against income in the period of impairment.

Amortization of core deposit intangibles was approximately $192 thousand during the years ended December 31, 2012 and 2011. Estimated aggregate amortization expenses for the core deposit intangibles for the next five years and fully amortized are as follows:

Year Ending December 31,

2013	$192
2014	192
2015	192
2016	192
2017	192
Thereafter	49
$1,009

Note 7. Deposits and Other Borrowings

Maturities of time certificates of deposit scheduled to mature after December 31, 2012 are as follows:

Year Ending December 31,

2013	$57,254
2014	22,323
2015	13,839
2016	283
2017	2,343
Thereafter	943
$96,985

The time deposits under $100 thousand and of $100 thousand or more, as reflected on the consolidated balance sheets, includes approximately $18.0 million and $40.4 million of brokered deposits at December 31, 2012 and 2011, respectively. At December 31, 2012, original maturities of brokered deposits range from six month to 30 months.

Other borrowings are comprised of repurchase agreements at December 31, 2012 and 2011. Repurchase agreements can be withdrawn by the customer at any time and therefore have no set maturity date.

Note 8. Employee Benefit Plans

During 2006, the Company adopted a 401(k) plan under which all full-time employees may elect to participate. There was no Company contribution to the plan in either 2012 or 2011. In 2012, the plan acquired 536 shares of Company common stock from the Company for the plan’s investment portfolio. During 2011 the Company reacquired 6,314 shares of Company common stock from the plan’s investment portfolio.

Note 9. Operating Leases

As of December 31, 2012, the Company leased six banking facilities under non-cancelable operating leases, including one branch that was closed effective March 31, 2011. All leases are with unrelated parties.

Future amounts due under the five leases on operating branches in the five years after 2012 are as follows:

Year Ending December 31,
2013	722
2014	575
2015	234
2016	127
2017	101
Thereafter	2,226
$3,985

The total charge to 2012 and 2011 operations for all operating leases was $674 thousand and $616 thousand, respectively, due to increases in annual rent and real estate taxes. The leases for the five banking offices continuing to operate are generally for a ten year term, one ending in 2014, two ending in 2015, one ending in 2016, another is a seven year lease ending in 2014, and one is a thirty year land lease ending in 2036. These leases usually contain five or ten year renewal options.

Note 10. Income Taxes

The components of the provision for income taxes for the years ended December 31, 2012 and 2011 are as follows:

	2012	2011
Current:
Federal	$103	$68
State	—	—
	103	68
Deferred:
Federal	—	169
State	—	18
	—	187
Total Tax Expense	$103	$255

The provision for income taxes differs from the amounts determined by applying the statutory federal income tax rate to income before income taxes for the following reasons:

	For the Year ended December 31,

	2012 Amount		2011 Amount
Income tax at statutory rate	$350	34.0%	$(637)	34.0%

Increase (decrease) in tax expenses resulting from:
Permanent differences	100	9.7%	(30)	1.6%
State tax, net of federal benefit	48	4.7%	(71)	3.8%
Change in valuation allowance during year	(436)	-42.4%	925	-102.4%
MEC Penalty	41	4.0%	—	—
Other	—	—%	68	-53.0%
Income tax expense	$103	10.0%	$255	-10.0%

Note 10. Income Taxes (continued)

Net deferred tax assets are included in other assets in the accompanying balance sheets. The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities at December 31, 2012 and 2011 follow:

	2012	2011
Deferred tax assets
Loan loss allowance	$1,570	$1,275
Pre-opening and organizational costs	260	294
Net operating loss carry forward	8,369	9,417
Contribution carryover	39	34
Nonaccrual interest income	491	296
Accrued rent payable	116	95
Compensation costs	76	63
Accrued Registration expenses – merger adjustment	111	111
Other real estate owned impairments	138	259
Unrealized gains (losses) on available for sale securities	108	—
Accrued expenses	150	16
Accrued branch closing costs	211	601
AMT tax credit	62	—
Gross deferred tax assets	11,701	12,461
Valuation allowance	(11,114)	(11,371)
Net deferred tax assets	$587	$1,090

Deferred tax liabilities
Property and equipment	$(97)	$(11)
Deferred loan fees	(42)	(62
Unrealized losses on available for sale securities	—	(490)
Unearned compensation – merger adjustment	(61)	(61)
Core deposit intangible – merger adjustment	(379)	(452)
Loan portfolio markup – merger adjustment	(8)	(13)
Deferred tax liabilities	(587)	(1,090)

Net deferred tax assets	$—	$—

At December 31, 2012 and 2011, the Company has a net operating loss carryover of approximately $22.2 and $25.3 million, respectively, for income tax purposes which will expire in 2028, 2029, 2030 and 2031 if not utilized earlier. At December 31, 2012 and 2011, the Company has valuation allowances amount to $11.1 million and $11.4 million, respectively. The valuation allowances were established as a result of the improbability of ultimate realization of all deferred taxes.

Note 11. Related Party Accounts

The Banks periodically make loans to principal shareholders and to directors and/or companies in which they hold a 10% or more beneficial ownership. Any such loans are made in the normal course of business at prevailing interest rates and terms. Annual activity consisted of the following:

	For the Year Ended December 31,
	2012	2011

Beginning balance	$7,944	$17,251
New loans	262	1,872
Less: Repayments	1,033	11,179
Ending balance	$7,173	$7,944

On January 4, 2011, Orange Bank purchased the land, building, and furniture and fixtures associated with the Clermont Branch location from First Team Clermont OB, LLC, a Florida limited liability company (“First Team”) controlled by W. Warner Peacock. Mr. Peacock was a director at the time of the purchase, but resigned in June 2011. First Team held a note on the land, building, and furniture and fixtures of $1.7 million. The note required monthly interest payments at 6.5% per annum and a principal reduction of $850 thousand on January 3, 2012. The Company paid the last principal installment on the loan in December 2012.

Note 12. Commitments and Contingencies

Financial instruments with off-balance-sheet risk: The financial statements do not reflect various commitments and contingent liabilities that arise in the normal course of business to meet the financing needs of customers. These include commitments to extend credit and honor stand-by letters of credit. These instruments involve, to varying degrees, elements of credit, interest rate and liquidity risks in excess of amounts reflected in the balance sheets. The extent of the Banks’ involvement in these commitments or contingent liabilities is expressed by the contractual, or notional, amounts of the instruments. Commitments to extend credit, which amount to $57.7 million and $57.2 million at December 31, 2012 and 2011, respectively, represent agreements to lend to customers with fixed expiration dates or other termination clauses.

Since many commitments are expected to expire without being funded, committed amounts do not necessarily represent future liquidity requirements. The amount of collateral obtained, if any, is based on management’s credit evaluation in the same manner as though an immediate credit extension were to be granted.

Stand-by letters of credit are conditional commitments issued by the Banks guaranteeing the performance of a customer to a third party. The decision whether to guarantee such performance and the extent of collateral requirements are made considering the same factors as are considered in credit extension. Stand-by letters of credit totaling $2.1 million and $3.2 million are outstanding as of December 31 2012 and 2011, respectively.

Lines of credit: At December 31, 2012 and 2011, the Banks have federal funds lines of credit of $24.0 and $30.3 million, respectively, available from its correspondent banks. The highest single day borrowing under these lines was $8.3 million during the year ended December 31, 2012.

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

Note 13. Earnings Per Share

The following table sets forth the computation of basic earnings per share:

	For the Year Ended December 31,
	2012	2011

Numerator: Net Income (Loss)	$927	$(2,127)

Denominator for Basic Earnings Per Share Weighted-Average Shares	6,180	6,195

Basic Earnings (Loss) Per Common Share	$0.15	$(0.34)

As of December 31, 2012 and 2011, all of the existing stock options were considered antidilutive. The Series A Noncumulative Preferred Stock, which have warrants for common stock, was not included since they were antidilutive.

Note 14. Share-Based Compensation

The boards of directors and shareholders have approved stock option plans permitting the granting of options to acquire up to 1,548,461 shares of the Company’s common stock to employees, directors and consultants. At December 31, 2012 there were 645,345 options outstanding.

The fair value of options granted during 2012 and 2011 have been estimated on the date of grant, using the Black-Scholes option pricing model, under the following assumptions:

	2012	2011
Risk-free interest rate	1.38%	2.43%
Expected life in years	7.00	7.00
Expected dividend yield	—	—
Expected stock volatility	28.65%	10.00%
Average grant-date fair value of options issued during the year – per option	$1.49	$1.26

The Company granted 15,000 options in 2012 and 27,500 options in 2011. Share-based compensation included in the consolidated statements of operations is $177 thousand and $239 thousand in 2012 and 2011, respectively.

The Company estimates the expected life of options by calculating the average of the vesting period and the contractual life. The risk-free rate for periods within the contractual life of the option is based on the yield of the seven year U.S. Treasury Note in effect at the time of the grant. The dividends rate assumption of zero is based on management’s intention not to pay dividends for the foreseeable future. Since there is no active market for the Company’s stock, expected volatility was estimated based on the historical volatility of peer group banks in the state of Florida as defined by an outside agency.

Options granted vest ratably over five years. The exercise price of these options is the deemed fair value of the underlying stock on the date of grant. Any options not exercised expire ten years after their date of grant.

Option activity during 2012 and 2011 is as follows:

	2012		2011
	Number	Avg. Price	Number	Avg. Price

Options outstanding beginning of year	664,764	$10.90	811,362	$11.08
Forfeited	(34,419)	10.60	(174,098)	11.03
Exercised	—	—	—	—
Granted	15,000	6.50	27,500	6.50
Options outstanding end of year	645,345	10.80	664,764	10.90

Exercisable at end of year	529,445	$10.93	481,309	$10.86

Note 14. Share-Based Compensation (continued)

Information pertaining to options outstanding at December 31, 2012 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$6.50 - $11.00	389,345	4.3 years	$9.69	330,345	3.6 years	$9.98
$11.01 - $12.50	256,000	6.3 years	12.50	199,100	6.3 years	12.50
Outstanding at end of year	645,345	5.1 years	$10.80	529,445	4.6 years	$10.93

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested options, December 31, 2011	178,955	$2.44
Granted	15,000	1.49
Vested	(61,146)	1.60
Forfeited	(16,909)	2.10
Non-vested options, December 31, 2012	115,900	2.22

The remaining average contractual life for options outstanding and for those exercisable at December 31, 2012 is:

Outstanding	5.1
Exercisable	4.6

At December 31, 2012, there is approximately $178 thousand of unrecognized compensation expense relating to non-vested options at that date. This amount will be recognized in expense ratably as these options vest over a weighted average period of approximately 52 months.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and Banks to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations), to risk-weighted assets (as defined), and Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2012 and 2011, that the Banks were classified as “well capitalized” under prompt corrective action provisions meet all capital adequacy requirements which they are subject.

Note 16. Regulatory Capital Matters (continued)

As of December 31, 2012, the most recent notification from the FDIC, Orange Bank met the minimum capital requirements as required under the MOU. (1)Orange Banks must maintain minimum total risk-based and Tier I leverage ratios as set forth in the regulatory agreement discussed below. There are no conditions or events since that notification that management believes have changed the Company’s or Banks’ classification as of December 31, 2012.

	Actual		For Capital Adequacy Purposes		Well Capitalized Amount and Ratio Required by Prompt Corrective Action
	Amount	Ratio	Amount	Ratio	Amount	Ratio (1)
As of December 31, 2012
Total capital (to risk-weighted assets)
Consolidated	$43,194	14.7%	$23,438	8%	NA	NA
Floridian Bank	$15,584	14.0%	$8,919	8%	$11,148	10%
Orange Bank of Florida	$24,648	13.6%	$14,462	8%	$18,077	10%

Tier 1 capital (to risk-weighted assets)
Consolidated	$39,478	13.5%	$11,719	4%	NA	NA
Floridian Bank	$14,180	12.7%	$4,459	4%	6,689	6%
Orange Bank of Florida	$22,345	12.4%	$7,231	4%	10,846	6%

Tier 1 capital (to average assets)
Consolidated	$39,478	10.0%	$15,729	4%	NA	NA
Floridian Bank	$14,180	9.7%	$5,828	4%	$7,285	5%
Orange Bank of Florida	$22,345	9.1%	$9,786	4%	$12,233	5%

(1) Orange Bank’s MOU requires the Bank to maintain a Tier 1 leverage capital ratio of at least 8% and a total risk-based capital ratio of at least 12%. As of December 31, 2012, Orange Bank met all regulatory capital requirements.

Note 16. Regulatory Capital Matters (Continued)

	Actual		For Capital Adequacy Purposes		Well Capitalized Amount and Ratio Required by Prompt Corrective Action
	Amount	Ratio	Amount	Ratio	Amount	Ratio (1)
As of December 31, 2011
Total capital (to risk-weighted assets)
Consolidated	$42,545	12.1%	$28,110	8%	NA	NA
Floridian Bank	$14,991	12.5%	$9,560	8%	$11,950	10%
Orange Bank of Florida	$24,625	10.7%	$18,355	8%	$22,943	10%

Tier 1 capital (to risk-weighted assets)
Consolidated	$38,126	10.9%	$14,055	4%	NA	NA
Floridian Bank	$13,495	11.3%	$4,780	4%	7,170	6%
Orange Bank of Florida	$21,732	9.5%	$9,177	4%	13,766	6%

Tier 1 capital (to average assets)
Consolidated	$38,126	8.1%	$18,764	4%	NA	NA
Floridian Bank	$13,495	9.0%	$6,032	4%	$7,541	5%
Orange Bank of Florida	$21,732	6.9%	$12,607	4%	$16,007	5%

(1) Orange Bank’s Bank Resolution required Tier 1 leverage capital ratio of at least 8% and a total risk-based capital ratio of at least 12% be achieved by March 31, 2012. As of December 31, 2011, Orange Bank had a Tier 1 leverage capital ratio of 6.9% and a total risk-based capital ratio of 10.7%.

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

Regulatory Agreement

On July 21, 2011, the board of directors of Floridian Bank agreed to approve the board resolution in consultation with their banking regulators. On September 11, 2012, the regulatory board resolution for Floridian Bank was terminated. On July 21, 2011, the board of directors of Orange Bank agreed to approve a board resolution and subsequently on July 19, 2012, the board of directors of Orange Bank agreed to adopt a MOU issued by its banking regulator. From a regulatory perspective, a MOU is a nonpublic agreement; however, in the interest of full disclosure, the main obligations of Orange Bank’s MOU are summarized below. The FDIC issues an MOU when it believes a board resolution would not adequately address its concerns.

For Orange Bank, its MOU includes, among other things, (i) seeking approval from the FDIC and Florida Office of Financial Regulation (“OFR”) prior to appointing new directors and executive officers; (ii) enhancing the board of director’s participation in the affairs of Orange Bank; (iii) developing plans to reduce and improve certain loan relationships with adverse classification; (iv) charging off remaining assets classified as “Loss”; (v) prohibiting extensions of credit to certain high-risk borrowers; (vi) submitting of a new business plan and annual budgets and earnings forecasts; (vii) achieving and maintaining, by September 30, 2012, a Tier 1 leverage capital ratio and total risk-based capital ratio of at least 8% and 12%, respectively; and (viii) providing quarterly reports to the FDIC and OFR regarding the steps taken to address the foregoing. Orange Bank must also receive approval from the FDIC and OFR prior to declaring or paying dividends.

The MOU adopted by Orange Bank and the restrictions imposed thereby on Orange Bank will remain in effect unless modified or terminated by the Bank’s regulators. Since entering into the board resolution and MOU, management has been actively pursuing the corrective actions. Management intends to continue to take the actions necessary to comply with the requirements of the MOU and implement the submitted plan successfully, although the Company may be unable to do so. As of December 31, 2012, Orange Bank’s Tier 1 leverage capital ratio and total risk-based capital ratio were approximately 9.1% and 13.6%, respectively; meeting all regulatory requirements.

Note 16. Regulatory Capital Matters (Continued)

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

Note 17. Fair Values of Financial Instruments (Continued)

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

Impaired Loans. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with the FASB guidance “accounting by creditors for impairment of a loan,” and the fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At December 31, 2012 $2.3 million of the total impaired loans were evaluated based on the fair value of the collateral as determined by independent appraisals. At December 31, 2011, $5.9 million of the total impaired loans were evaluated based on the fair value of the collateral as determined by independent appraisals. In accordance with accounting literature, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. Collateral values are estimated using Level 3 inputs based on customized discounting criteria.

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

Other borrowings. Due to the short-term nature of these investments, the carrying amounts of borrowings under repurchase agreements of $4.3 million and $12.3 million approximate their fair values at December 31, 2012 and December 31, 2011, respectively.

Off-balance-sheet instruments. Loan commitments and letters of credit are negotiated at current market rates and are relatively short-term in nature. Therefore, their estimated fair value approximates the fees charged and is nominal at December 31, 2012 and December 31, 2011.

Note 17. Fair Values of Financial Instruments (Continued)

Financial Instruments Recorded at Fair Value on a Recurring Basis

The following table sets forth the Company’s assets and liabilities which are carried at fair value on a recurring basis as of December 31, 2012 and 2011, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	December 31, 2012
	Quoted Prices in Active Markets For Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total at Fair Value
Securities available for sale
Debt securities:
States & political subdivisions	$—	$5,808	$—	$5,808
U.S. Agency REMIC	—	36,832	—	36,832
U.S. Agency MBS		14,891	—	14,891
Total securities available for sale	$—	$57,531	$—	$57,531

	December 31, 2011
	Quoted Prices in Active Markets For Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total at Fair Value
Securities available for sale
Debt securities:
U.S. Government and federal agencies	$—	$13,690	$—	$13,690
States & political subdivisions	—	1,795	—	1,795
U.S. Agency REMIC	—	39,038	—	39,038
U.S. Agency MBS	—	18,613	—	18,613
Total securities available for sale	$—	$73,136	$—	$73,136

Financial Instruments Recorded at Fair Value on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain financial assets and financial liabilities at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. The fair values of assets measured at fair value on a nonrecurring basis are as follows at December 31, 2012 and December 31, 2011:

	December 31, 2012
	Quoted Prices in Active Markets For Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3

Impaired loans	$—	$—	$2,312
Other real estate owned and repossessed property	$—	$—	$1,401

	December 31, 2011
	Quoted Prices in Active Markets For Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3

Impaired loans	$—	$—	$5,913
Other real estate owned and repossessed property	$—	$—	$5,129

Note 17. Fair Values of Financial Instruments (Continued)

Provisions for loan losses of $2.7 million and $255 thousand were recorded on impaired loans for the years ended December 31, 2012 and 2011, respectively. Write-downs of $184 thousand and $843 thousand were recorded on other real estate owned for the years ended December 31, 2012 and 2011, respectively.

Following is a summary of the carrying amounts and approximate fair values of the Company’s financial instruments at December 31, 2012 and December 31, 2011. The fair value estimates presented are based on pertinent information available to management as of December 31, 2012 and December 31, 2011. Although management is not aware of any factors that would significantly affect the estimated fair values, they have not been comprehensively revalued for purposes of these financial statements since the statement of financial condition date and therefore, current estimates of fair value may differ significantly from the amounts disclosed.

(Dollars in Thousands)		December 31, 2012 Fair Value Measurements Using:
	Carrying Amount	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Financial assets:
Cash and due from banks	$9,647	$9,647	$—	$—
Federal funds sold and interest bearing deposits	22,623	22,623	—	—
Available for sale securities	57,531	—	57,531	—
Other investments	53	—	—	53
Loans, net	265,636	—	264,358	2,312
Accrued interest receivable	987	—	987	—

Financial liabilities:
Deposits	$335,540	$—	$336,115	$—
Other borrowings	4,252	4,252	—	—
Accrued interest payable	37	—	37	—

Note 17. Fair Values of Financial Instruments (Continued)

(Dollars in Thousands)		December 31, 2011 Fair Value Measurements Using:
	Carrying Amount	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Financial assets:
Cash and due from banks	$8,930	$8,930	$—	$—
Federal funds sold and interest bearing deposits	23,917	23,917	—	—
Securities held to maturity	1,002	—	1,013	—
Available for sale securities	73,136	—	73,136	—
Other investments	100	—	—	100
Loans, net	305,088	—	301,549	5,913
Accrued interest receivable	1,180	—	1,180	—

Financial liabilities:
Deposits	$393,726	$—	$394,940	$—
Other borrowings	13,955	13,955	—	—
Accrued interest payable	87	—	87	—

Assets measured at fair value on a recurring basis and for which the Company has utilized Level 3 inputs to determine fair value were immaterial at December 31, 2012.

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company utilized Level 3 inputs to determine fair value:

(Dollars in Thousands)	December 31, 2012 Quantitative Information about Level 3 Fair Value Measurements
	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Impaired loans	$2,312	Appraisal of collateral (1)	Appraisal adjustments (2)	0% (0.0%)
Other real estate owned and repossessed assets	$1,401	Appraisal collateral (1), (3)	Appraisal adjustments (2)	0% to -30% (-18.0%)

(1) Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various level 3 inputs which are not identifiable.

(2) Appraisals may be adjusted by management for qualitative factors such as economic conditions. The range and weighted average are presented as a percent of the appraisal.

(3) Includes qualitative adjustments by management.

Note 18. Floridian Financial Group, Inc. (Parent Company-Only) Financial Information

	2012	2011
Condensed Balance Sheets
Assets
Cash and cash equivalents	$3,702	$1,445
Investment in subsidiaries	37,269	36,878
Other assets	—	2,195
Total assets	$40,971	$40,518

Liabilities
Other liabilities	$159	$741
Commitments and Contingencies
Preferred stock	675	—
Shareholders’ equity	40,137	39,777
Total liabilities and shareholders’ equity	$40,971	$40,518

Condensed Statements of Operations
Interest income	$2	$14
Noninterest income	(50)	3,132
Expenses:
Other operating expenses	(48)	3,540
Loss before income tax and recognition of net loss of subsidiaries	—	(394)
Income tax expense	26	35
Loss before recognition of net loss of subsidiaries	(26)	(429)
Recognition of net profit (loss) of subsidiaries	953	(1,698)
Net income (loss)	$927	$(2,127)

Condensed Statements of Cash Flows
Operating activities
Net income (loss)	$927	$(2,127)
Adjustments to reconcile net loss to cash provided by operating activities:
Recognition of net income (loss) of subsidiaries	(953)	1,698
Other accounts – net	2,004	3,147
Net cash provided by operating activities	1,978	2,718
Investing Activities
Purchase of securities available for sale	—	—
Maturities and calls of securities available for sale	—	1,500
Investment in subsidiaries	(391)	(3,370)
Net cash provided by investing activities	(391)	(1,870)
Financing Activities
Proceeds from issuance of common stock	11	38
Proceeds from issuance of preferred stock	675	—
Retirement of shares	(16)	(161)
Net cash provided by (used in) financing activities	670	(123)
Net increase in cash and cash equivalents	2,257	725

Cash and cash equivalents
Beginning	1,445	720
Ending	$3,702	$1,445

Effective January 2012, the Company began allocating substantially all income and expenses down to the Banks since the Company does not perform any other duties not related to its Banks.

Note 19. Branch Sale

On August 17, 2012, Orange Bank, entered into a Purchase and Assumption Agreement (the “Agreement”) to sell the Bank’s Crystal River branch to Old Florida National Bank (“Old Florida”). The Bank agreed to sell the branch’s real estate and improvements, the deposits associated with the branch and a related portfolio of loans. The sale was completed on January 25, 2013. Old Florida paid the value of the loans at closing of approximately $4.2 million, assumed the deposits of approximately $42.6 million for no premium and paid $1.0 million for the real estate and improvements. A loss of $250 thousand was recognized in the third quarter 2012 on the sale of the branch.

Note 20. Deregister Common Stock

The Company has elected to deregister its common stock. The deregistering will take effect upon the filing of the December 31, 2012, Form 10-K. The decision to deregister was motivated by the ability of the Company to potentially realize significant annual savings by reducing accounting, legal, professional and administrative costs associated with being an SEC registrant. Management and the Company’s Board of Directors concluded the cost of compliance with general SEC reporting requirements does not provide the requisite benefit to the Company or its shareholders. However, as a result of our deregistration, certain information about the Company may not be as readily available to shareholders as in the past which could impair the ability of shareholders to transfer shares of common stock or could adversely affect stock price or the market for shares.

Note 21. Redeemable Preferred Stock

On December 31, 2012, the Company closed on a sale of 675 shares of Series A Noncumulative Perpetual Preferred Stock (“the Series A Preferred Stock”) to certain officers and directors and to certain other accredited investors. The shares of Series A Preferred Stock were allocated from the Company’s authorized one million shares of preferred stock. These shares of Series A Preferred Stock were offered and sold pursuant to a private offering of up to $10,000,000 of Series A Preferred Stock. The Series A Preferred Stock is not convertible into shares of common stock nor do they have any voting rights. Each share of Series A Preferred Stock includes ten non-transferable stock purchase warrants entitling the holder to purchase the Company’s common stock at $6.50 per share.

The Series A Preferred Stock bears a non-cumulative quarterly dividend of 4% per annum. Initially, and with the approval of the Company’s regulatory agency, the dividends will be paid in additional shares of Series A Preferred Stock. The FRB has granted the Company permission to allow the dividend on the shares to be paid in additional shares for a period of two years. The Series A Preferred Stock dividends are senior to the issuance of common stock dividends.

The Series A Preferred Stock will rank, with respect to rights upon liquidation, dissolution or wind-up (i) senior to the common stock and each other class of capital stock or series of Series A Preferred Stock established by the Board of Directors, the terms of which expressly provide that such class or series ranks junior to the Series A Preferred Stock; (ii) junior to all capital stock or series of Preferred Stock established by the Board, the terms of which expressly provide that such class or series will rank senior to the Preferred Stock; and (iii) on parity with all other classes of capital stock or series of Preferred Stock established by the Board of Directors, the terms of which expressly provide that such class or series will rank on parity with the Preferred Stock.

The Series A Preferred Stock is redeemable at a par value of $1,000 per share at the option of the Company or upon a change in control, as defined in the Series A Preferred Stock offering document. The Company has accounted for the Series A Preferred Stock as temporary equity on the consolidated balance sheet.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. As of December 31, 2012, the end of the period covered by this Annual Report on Form 10-K, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that as of December 31, 2012, the end of the period covered by this Annual Report on Form 10-K, we maintained effective disclosure controls and procedures.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the framework in Internal Control - Integrated Framework, our management has concluded we maintained effective internal control over financial reporting, as such term is defined in Securities Exchange Act of 1934 Rule 13a-15(f), as of December 31, 2012.

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

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our Board of Directors currently consists of nine directors. The directors are divided into three classes, designated Class I, Class II, and Class III. Each class serves for a three-year term, or until their successors are duly elected and qualified.

Director Qualifications

The following paragraphs provide information (age, all positions he or she holds, his or her principal occupation and business experience for the past five years, and names of other publicly-held companies for which he or she serves as a director or has served as a director during the past five years) as of the due date of this Annual Report about each director. While the following paragraphs note certain individual qualifications and skills of our directors that contribute to the Board of Directors’ effectiveness as a whole, we also believe that all of our directors have a reputation for integrity, honesty, and adherence to high ethical standards. They each have demonstrated strong leadership skills, business acumen and an ability to exercise sound judgment, as well as a commitment of service to Floridian Financial Group’s shareholders.

Truman E. (Roy) Gailey, Jr., 68, has served as one of our directors since September 2005. Since May 1985, Mr. Gailey has been the President and sole owner of the successful of Carter Electrical Management Company, Inc. In addition, Mr. Gailey has been President of Lumina Group, Inc, a communications systems business since November 1999. He also served on the advisory board of Southern Community Bank.

Jennings L. Hurt, III, 60, has served as one of our directors since April 2008. Mr. Hurt has practiced civil law since 1977 and has been an attorney with Rissman, Barrett, Hurt, Donahue & McLain, P.A. since 1987, where he currently serves as the managing partner. Mr. Hurt holds a B.S. degree in Business Administration from the University of Florida and a J.D. degree from Cumberland School of Law of Samford University. He also served as director for Southern Community Bank and Southern Community Bancorp.

Jerome P. McCauley, 73, has served as one of our directors and the Chairperson of our Audit Committee since August 2011 and as a director of Orange Bank since August 2011. Mr. McCauley, a Certified Public Accountant, has been the sole shareholder of his own CPA firm, Jerome P. McCauley, CPA PA, since 1994 and has practiced accounting in Central Florida since 1973. Mr. McCauley holds a B.S. degree in Accounting from Jacksonville University.

Keith A. Bulko, 56, has served as Floridian Bank’s Chief Executive Officer since September 2011 and as Floridian Bank’s President and as one of our directors since September 2005. Mr. Bulko was Senior Lender with Peninsula Bank from June 1998 until it was acquired by Southern Community Bancorp in May 2001. From May 2001 until it was acquired by First National Bank of Florida in September 2004, Mr. Bulko was Regional President of Volusia County Market for Southern Community Bancorp. He was Regional President of Volusia County Market at First National Bank of Florida until it was acquired by Fifth Third Bank in December 2004. Mr. Bulko remained at Fifth Third Bank as Commercial Sales Manager for Central Florida until January 2005. Mr. Bulko holds a B.A. degree in Political Science from Michigan State University.

Blaine Staed Lansberry, 52, has served as one of our directors since April 2010 and the Chair of the Compensation Committee since June 2011. She has been Vice President of Sales and Marketing for the Best Western Aku Tiki Inn since 2004; Vice President of Sales and Marketing for Bahama House since 1999; and President of Staed Family Associates, an operator of hotels in Daytona Beach Shores, Florida, since 1999. Ms. Lansberry holds a B.A. degree from Agnes State College. Ms. Lansberry formerly served as an advisory board member at SunTrust Bank in Volusia County.

John D. Waters, 66, has served as one of our directors since April 2010. Mr. Waters served as our interim Chief Financial Officer (principal financial and accounting officer) from March 2011 until June 2011. Mr. Waters had previously served as our Executive Vice President and Chief Financial Officer from December 2005 until retiring on April 30, 2010. From 1994 until December 2001, Mr. Waters was Chief Financial Officer, and from January 2002 until December 2003, was Director of Investor Relations of F.N.B. Corp., a bank holding company. From January 2004 until December 2007, Mr. Waters was President and Founder of Kelly, Pratt & Waters, Ltd., an investor relations consulting company. Mr. Waters holds a B.S. degree in Industrial Management from University of Dayton.

Thomas H. Dargan, Jr., 58, has served as our Chief Executive Officer and as the President and Chief Executive Officer of Orange Bank since August 2011 and as our President since April 2008. Between March 2006 and April 2008, Mr. Dargan was our Chairman and Chief Executive Officer. Mr. Dargan has also been one of our directors, as well as Chairman and CEO of Floridian Bank since March 2006. Mr. Dargan was Chief Executive Officer with Peninsula Bank from June 1998 until it was acquired by Southern Community Bancorp in May 2001. From May 2001 until it was acquired by First National Bank of Florida in September 2004, Mr. Dargan was Chief Executive Officer for Southern Community Bank-Central Florida. He was Chief Executive Officer of the Central Florida Region at First National Bank of Florida until it was acquired by Fifth Third Bank in December 2004. Mr. Dargan remained at Fifth Third Bank as Chief Executive Officer of the Volusia County Region until January 2005. Mr. Dargan holds a B.A. degree in Marketing from Michigan State University.

Richard M. Dunn, 63, has served as one of our directors and as the Chairman of Orange Bank’s Board of Directors since August 2011 and as a director of Orange Bank since 2010. Since 1977, Mr. Dunn has practiced as an Orthodontist in Central Florida. From 1999 to 2005, Mr. Dunn served on the Board of Directors of Southern Community Bank until it was acquired by Fifth Third Bank. From 2005 until 2010, he served on the community bank board of Fifth Third for Central Florida. Mr. Dunn holds a B.S. degree in Biology from University of Central Florida and a D.D.S. degree from Medical College of Virginia.

Peter B. Heebner, 68, has served as our Chairman and as one of our directors since September 2011 and as a director of Floridian Bank since 2007. Mr. Heebner has practiced law since 1974, and has been the sole shareholder of Peter B. Heebner, P.A. in Daytona Beach since 1981. Mr. Heebner was a director and Chairman of the Board for Tomoka State Bank from 1991 to 1996. He was a director of Colonial Bank (Central Florida region) from 1997 to 2005. Mr. Heebner holds a B.A. degree in Pre-Law from Stetson University and a J.D. degree from Florida State University.

Committees of the Board of Directors

Our Board of Directors oversees our business, property, and affairs pursuant to the Florida Business Corporation Act and our Articles of Incorporation and Bylaws. Members of our Board of Directors are kept informed of our business through discussions with our executive management team, by reviewing materials provided to them, and by participating in Board and committee meetings. During 2012, our Board of Directors held four meetings. Each incumbent director attended at least 75% of the aggregate number of meetings of the Board of Directors.

Our Board of Directors has established an Audit Committee and a Compensation Committee. Each member of our committees is independent and the Chairman of our Audit Committee is independent under the NYSE listing standards which are applicable to us. The composition, duties and responsibilities of these committees are set forth below.

Name	Audit	Compensation
Keith A. Bulko
Thomas H. Dargan, Jr.
Richard M. Dunn
Truman E. Gailey, Jr.	X	X
Peter B. Heebner**
Jennings L. Hurt, III	X	X
Blaine Staed Lansberry		Chairperson
Jerome P. McCauley*	Chairperson
John D. Waters
*	Qualifies as an audit committee financial expert
**	Chairman of the Board of Directors

Audit Committee

The Audit Committee met four times in 2012. The Audit Committee operates under a written charter, which may be accessed at www.floridianfinancialgroup.com by clicking on “Investor Relations” and then clicking on “Charters” from the link menu. Our Audit Committee’s primary responsibilities, among others, include:

▪	Reviewing the annual audited and quarterly financial statements with management, the internal auditor and the outside auditor;

▪	Selecting our independent registered public accounting firm (with shareholder ratification);

▪	Evaluating the performance of our independent registered public accounting firm;

▪	Reviewing with the outside auditor and management, as appropriate, significant financial reporting issues and judgments made in connection with the preparation of our financial statements and significant issues regarding our accounting and auditing principles and practices;

▪	Selecting and evaluating the internal audit director or firm;

▪	Reviewing the adequacy and effectiveness of our disclosure controls and procedures and our internal controls, including any significant deficiencies and significant changes in internal controls;

▪	Reviewing and approving all “related person transactions” and advising the Board of Directors with respect to our policies and procedures regarding compliance with related applicable laws and regulations and with our Code of Ethics;

▪	Reviewing any matters arising from an audit which is brought to the attention of our Board of Directors;

▪	Monitoring our compliance with legal and regulatory requirements; and

▪	Overseeing our accounting and financial reporting process.

Compensation Committee

The Compensation Committee met one time in 2012. The Compensation Committee does not have a written charter. Our Compensation Committee’s primary responsibilities, among others, include:

▪	Reviewing and approving corporate goals and objectives relevant to the compensation, evaluating the executive officers’ performance in light of these goals and objectives, and reviewing and recommending to the Board of Directors for determination the executive officers’ salary and incentive compensation based on this evaluation;

▪	Reviewing and overseeing our compensation philosophy;

▪	Approving, evaluating and recommending to the Board of Directors for ratification our equity and cash incentive compensation plans;

▪	Reviewing and recommending to the Board of Directors employment agreements, severance agreements, and change-in-control agreements with our executive officers, as the committee deems appropriate; and

▪	Evaluating non-employee director compensation and recommending to the full Board of Directors the appropriate level of non-employee director compensation, including compensation for service as a member or chairperson of a Board committee.

The Compensation Committee uses its business judgment and other resources it deems appropriate in executing its duties, including establishing our compensation philosophy and policies, overseeing the implementation of executive officer and non-employee director compensation programs and overseeing disclosures regarding compensation in our Securities and Exchange Commission filings. In executing its duties, the Compensation Committee considers many factors, including market comparisons using data derived from third party resources, competitive considerations, executive expectations and executive performance. As of the date of this Proxy Statement, the Compensation Committee has not delegated any of its responsibilities to other parties.

The Compensation Committee reviews and recommends to our Board of Directors for determination the compensation of our Chief Executive Officer. In addition, Mr. Dargan separately submits recommendations to the Compensation Committee regarding all other executive officers for use by the Compensation Committee in making recommendations to the Board of Directors concerning their base salary and incentive compensation. An executive officer may not be present at a meeting of the Compensation Committee where that executive officer’s compensation is being discussed.

The Compensation Committee in 2012 engaged Jack P. Greeley as an attorney/consultant to give his legal opinion as well as an industry analysis of peer executive contracts in the Florida market.

Executive Officers

The names, ages, and current positions of our executive officers as of the record date are listed in the table below. Executive officers are elected annually by the Board of Directors at its meeting following the Annual Meeting of Shareholders to serve one-year terms and until their successors are elected and qualified. There are no familial relationships among the executive officers nor is there any agreement or understanding between any officer and any other person pursuant to which the officer was elected.

Name	Position	Age
Keith A. Bulko	President and Chief Executive Officer of Floridian Bank	56
Thomas H. Dargan, Jr.	Chief Executive Officer and President; President and Chief Executive Officer of Orange Bank	58
Teague Gilliland	Senior Executive Vice President and Chief Operating Officer	60
Jorge F. Sanchez	Senior Executive Vice President and Chief Financial Officer	56

Teague Gilliland, 60, has served as our Senior Executive Vice President and Chief Operating Officer since 2008. From 2007 until we acquired Orange Bank of Florida in 2008, Ms. Gilliland was the Executive Vice President of Orange Bank of Florida. From 2004 until 2007, Ms. Gilliland was Chief Operating Officer of Florida Choice Bank. She was Executive Vice President and Senior Operations Officer at Southern Community Bank from 1999 until 2004.

Jorge F. Sanchez, 56, has served as our Senior Executive Vice President and Chief Financial Officer since June 2011. He is a financial services executive with over 33 years of experience primarily in the banking and accounting fields. He received his B.S. in Accounting from Boston College in 1978. Mr. Sanchez joined the Company from Gibraltar Private Bank & Trust of Coral Gables, Florida where he served as the Treasurer and Senior Vice President from 2009 to 2011. Prior to that, Mr. Sanchez served as CFO, Chief Operations Officer, and Senior Vice President of Continental National Bank of Miami in Miami, Florida from 2008 to 2009, as a project manager with R-G Acquisitions Holding Corp. in Casselberry, Florida from 2007 to 2008, and as CFO of R-G Crown Bank from 2000 to 2007.

Code of Ethics

The Board of Directors has adopted a Code of Ethics applicable to our Chief Executive Officer and our financial and accounting officers, which may be viewed at our website, www.floridianfinancialgroup.com, or, upon written request, without charge, to:

Floridian Financial Group, Inc.

c/o Corporate Secretary

175 Timacuan Boulevard

Lake Mary, FL 32746

This code is designed to comply with Securities and Exchange Commission requirements. We will disclose any amendments to, or waivers from, the Code of Ethics on our website within four business days of such determination.

Item 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following summary compensation table shows compensation information for our principal executive officer, our former principal executive officer, and our two most highly compensated executive officers as of December 31, 2012. We refer to each of the individuals named in the table below as “named executive officers.”

(a)	(b)	(c)	(d)	(e)	(f)	(i)	(j)
Name and Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)(1)	Total ($)

Thomas H. Dargan, Jr. President and Chief Executive Officer; President and Chief Executive Officer of Orange Bank	2012	205,797	—	—	—	16,259	222,066
	2011	205,200	—	—	—	15,866	221,066

Keith A. Bulko President and Chief Executive Officer of Floridian Bank	2012	216,099	—	—	—	14,760	230,859
	2011	215,472	—	—	—	15,866	231,338

Teague Gilliland	2012	147,504	—	—	—	8,400	155,904
Senior Executive Vice President and	2011	135,730	—	—	—	8,400	144,130
Chief Operating Officer

Jorge F. Sanchez Senior Executive Officer and Chief Financial Officer	2012	130,008	—	—	—	—	130,008
	2011	73,342	—	—	—	—	73,342

(1) The amounts reported reflect, for each named executive officer, the incremental cost to us of all perquisites and other personal benefits. In 2012, each of our named executive officers, except Mr. Sanchez received a cash automobile allowance and life insurance premiums paid by us. In addition, Mr. Dargan and Mr. Bulko received a payment for club dues. All perquisites are valued based on our out-of-pocket cost. All of our employees receive the same life insurance benefits as our named executive officers. The following table outlines those (i) perquisites and other personal benefits and (ii)  all other compensation required by the rules of the Securities and Exchange Commission to be separately quantified:

Name	Club Dues ($)	Automobile ($)	Term Life Insurance ($)
Thomas H. Dargan, Jr.	6,485	9,000	774
Keith A. Bulko	5,760	9,000	—
Teague Gilliland	—	8,400	—

Thomas H. Dargan and Keith A. Bulko

Messrs. Dargan and Bulko are entitled to the exact same compensation and benefits as each other with the exception of their base salaries. On April 1, 2009, our subsidiary, Floridian Bank, entered into Employment Agreements with Messrs. Dargan and Bulko. Mr. Dargan serves as our Chief Executive Officer and President and Orange Bank’s President and Chief Executive Officer. Mr. Bulko serves as Floridian Bank’s President and Chief Executive Officer. Their agreements were extended for another three-year period on April 1, 2012. The agreements provide for annual base salaries of $216,099 for Mr. Bulko and $205,797 for Mr. Dargan, with a yearly increase of at least 5% in each case. Each of Messrs. Dargan and Bulko is entitled to bonuses as determined by the Board of Directors of Floridian Bank.

Each of Messrs. Dargan and Bulko is entitled to participate in all of the employee benefit programs and perquisites generally available to Floridian Bank’s employees as well as the following benefits:

▪	Life insurance coverage (payable to such beneficiary as each may designate);
▪	Up to four (4) weeks vacation;
▪	Reimbursement for monthly club dues, assessments and expenses, and any other reasonable expenses incurred in connection with his employment; and
▪	A monthly automobile allowance.
85

In the event that any payment we make to Messrs. Dargan and Bulko is considered to be an “excess parachute payment” within the meaning of Section 280G(b) of the Internal Revenue Code, we have agreed to pay to Messrs. Dargan and Bulko an amount that, after reduction from the payment for all federal, state, and local tax (including excise tax or other additional taxes), is equal to all excise taxes that are imposed by Section 4999 of the Internal Revenue Code and any additional taxes or interest imposed by Section 409A of the Internal Revenue Code.

Each of Messrs. Dargan and Bulko is entitled to certain severance benefits if his employment is terminated upon a change-in-control, if we terminate his employment without “cause”, or if he resigns for “good reason.” We discuss the definition of “cause” and “good reason,” as well as the severance benefits, below.

Teague Gilliland

On May 19, 2009 we entered into an employment agreement with Ms. Gilliland. Ms. Gilliland, previously an Executive Vice President, was promoted to Senior Executive Vice President in December 2012, and serves as our Chief Operating Officer. Ms. Gilliland’s employment agreement was extended on May 19, 2012, for a period of two years. The employment agreement provides for an initial base salary of $147,500 per year, subject to increase at the Board’s discretion, as well as bonuses and other compensation as may be authorized by the Board from time to time.

Ms. Gilliland is entitled to participate in all of the employee benefit programs and perquisites generally available to our employees as well as the following benefits:

▪	A monthly automobile allowance;

▪	Up to four (4) weeks vacation; and

▪	Reimbursement of reasonable expenses incurred in connection with her employment.

Retirement Benefits

We provide to Messrs. Dargan and Bulko, retirement benefits under a Salary Continuation Agreement.

Thomas H. Dargan and Keith A. Bulko

The key provisions of Messrs. Dargan and Bulko’s Salary Continuation Agreement are as follows:

Monthly Benefit.

Upon separation from service on or after his normal retirement age (age 65), for reasons other than death, Messrs. Dargan and Bulko will receive, for a period of 15 years, an Annual Benefit equal to (i) $140,000 for Mr. Dargan and (ii) $105,003 for Mr. Bulko.

Early Termination Benefit.

If either Messrs. Dargan and Bulko is terminated from service prior to normal retirement age for any reason other than following a change of control or due to death, disability, or termination for cause, he will receive an amount equal to the liability that should be accrued under generally accepted accounting principles, for our obligation to him under the Salary Continuation Agreement. The amount will be paid in 180 equal monthly payments, subject to the following vesting schedule:

Date in which Separation from Service Occurs	Vested Portion of Benefit
12/31/12-12/30/13	40%
12/31/13-12/30/14	50%
12/31/14-12/30/15	60%
12/31/15-12/30/16	70%
12/31/16-12/30/17	80%
12/31/17-12/30/18	90%
On or After 12/31/18	100%

Change-in-Control Benefit.

Upon a change-in-control, Messrs. Dargan and Bulko will receive an amount equal to the present value of 15 years of annual payments equal to one hundred percent of his Accrual Balance required at normal retirement age. The change-in-control benefit will be paid in 36 equal monthly installments. For purposes of each Salary Continuation Agreement, “Accrual Balance” means the liability that should be accrued by us, under generally accepted accounting principles for our obligation under the Salary Continuation Agreement, by applying Accounting Principles Board Opinion Number 12 (as amended by Statement of Financial Accounting Standard No. 106) and the discount rate.

Disability Benefit.

If either Messrs. Dargan or Bulko experience a disability which results in a termination of service prior to normal retirement age, he will receive an amount equal to the liability that should be accrued under generally accepted accounting principles for our obligation to him under the Salary Continuation Plan.

Death Benefit.

If either Messrs. Dargan or Bulko dies prior to a separation of service, his estate will receive a lump sum payment equal to the Accrual Balance.

Termination for Cause.

No benefits are payable to either Messrs. Dargan or Bulko if we terminate him for cause. A termination for cause for purposes of each Salary Continuation Agreement is defined in the same manner as each of their employment agreements, as discussed below, as well as if he fails to achieve mutually agreed upon performance standards established from time to time.

Other Post-Employment Compensation

We have entered into employment agreements that will require us to provide certain post-employment compensation to Messrs. Dargan and Bulko and Ms. Gilliland.

Involuntary Not For Cause Termination or Termination for Good Reason

Thomas H. Dargan and Keith A. Bulko.

Each of Messrs. Dargan and Bulko will be entitled to the continuation of payment of his base salary for 24 months plus an amount equal to any bonus received by Mr. Dargan or Mr. Bulko, as applicable, in the previous 12 months, if Mr. Dargan or Mr. Bulko, as applicable, is involuntary terminated not for cause, terminates for good reason, or upon a change of control. A termination is for cause (“For Cause”) if it is for any of the following reasons the employee:

▪	Fails or refuses to comply with the obligations required by his employment agreement or our policies; provided, however, that for the first failure or refusal, he will be given written warning, and the second failure or refusal will be grounds for termination for cause;
▪	Engages in conduct involving fraud, deceit, personal dishonesty, or breach of fiduciary duty, or any other conduct, which has or may adversely affect, our business or reputation;
▪	Violates any banking law or regulation, memorandum of understanding, cease and desist order, or other agreement with any banking agency having jurisdiction over us;
▪	Becomes subject to continuing intemperance in the use of alcohol or drugs, which has or may adversely affect the our business or reputation, or if the employee has been convicted of a crime involving moral turpitude; or
▪	Files any petition under federal bankruptcy laws or any state insolvency laws.

A termination of is for good reason (“Good Reason”) for any of the following reasons provided that, after such termination the employee has given written notice of the reason for termination and the 30-day cure period has elapsed:

▪	We materially breach the employee’s employment agreement;
▪	We significantly reduce the employee’s duties, responsibilities, authority or title, without the employee’s prior written consent; or
▪	We terminate the employee’s employment for any reason other than For Cause.

Teague Gilliland.

Ms. Gilliland will be entitled to the continuation of payment of her base salary for 12 months plus an amount equal to any bonus received by Ms. Gilliland in the previous 12 months if Ms. Gilliland is terminated not For Cause, terminates for Good Reason, or upon a change of control.

Payments upon a Termination in Connection with a Change of Control

The definition of change of control is different under the executive employment agreements and the salary continuation agreements.

Pursuant to the employment agreements for Messrs. Dargan and Bulko and Ms. Gilliland, a “change in control” is defined as a merger or acquisition in which we are not the surviving entity, or the acquisition by any individual or group of beneficial ownership of more than 50% of our outstanding shares of Common Stock.

A “change of control” under the Salary Continuation Agreements for Messrs. Dargan and Bulko is defined as a change in the ownership or effective control of us, or in the ownership of a substantial portion of our assets, as such changes are defined in Section 409A of the Internal Revenue Code.

Outstanding Equity Awards at Fiscal Year-End 2012.

The following table provides information, for our named executive officers, on stock option holdings at the end of 2012.

	Number of Securities Underlying Unexercised Options (#)		Option Exercise Price ($)	Option Expiration Date
Name	Exercisable	Unexercisable(1)
Thomas H. Dargan, Jr.	49,000	—	10.00	12/28/2015
	12,600	8,400	12.50	6/18/2019
Keith A. Bulko	49,000	—	10.00	12/28/2015
	12,600	8,400	12.50	6/18/2019
Teague Gilliland	10,441	—	10.77	10/1/2017
	4,000	1,000	12.50	7/28/2018
	3,000	2,000	12.50	4/30/2019
	3,000	2,000	12.50	1/1/2020
(1) The options vest ratably, with 20% vesting on each of the first five anniversaries of grant date.

 Directors’ Fees

In April 2011, we suspended the payment of directors’ fees for attendance at Board and committee meetings. In 2012 we paid a $2,500 quarterly retainer to the Audit Committee Chairperson.

Director Compensation Table

The following table sets forth a summary of the 2012 compensation we paid to our directors, other than directors who are also named executive officers:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($) (1)	Total ($)
Richard M. Dunn	—	—	—	—	—
Truman E. Gailey, Jr.	—	—	—	—	—
Peter B. Heebner	—	—	—	—	—
Jennings L. Hurt, III	—	—	—	—	—
Blaine Staed Lansberry	—	—	—	—	—
Jerome P. McCauley	10,000	—	—	—	10,000
John D. Waters	—	—	—	30,000	30,000

(1) On May 1, 2010, the Company entered into a consulting agreement with Mr. Waters. Mr. Waters receives monthly payments of $2,500 for consulting services. The agreement expires on April 30, 2013.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT RELATED STOCKHOLDERS MATTERS

The following table sets forth the amount and percent of shares of Common Stock that, as of March 16, 2012, are deemed under the rules of the Securities and Exchange Commission to be “beneficially owned” by each member of the Board of Directors, by each nominee for election to the Board of Directors, by each of our executive officers named in the Summary Compensation Table below, by all of our directors and executive officers as a group, and by any person or “group” (as that term is used in the Securities Exchange Act of 1934, as amended (“Exchange Act”)) known to us to be a “beneficial owner” of more than 5% of the outstanding shares of Common Stock as of that date. The information concerning the beneficial ownership of our directors and officers is based solely on information provided by those individuals. Unless otherwise stated, the beneficial owner has sole voting and investment power over the listed Common Stock, or shares such power with his or her spouse.

Percentage of Outstanding Common Stock Owned (1) (2)
Beneficial Owner	Number of Shares Held	Percentage
Keith A. Bulko(3)	102,080	1.6%
Thomas H. Dargan, Jr.(4)	174,579	2.8%
Richard M. Dunn(5)	40,441	*
Truman E. Gailey, Jr.(6)	82,110	1.3%
Teague Gilliland(7)	79,512	1.3%
Peter B. Heebner(8)	45,397	*
Jennings L. Hurt, III(9)	112,112	1.8%
Blaine Staed Lansberry(10)	107,170	1.7%
Jerome P. McCauley(11)	1,200	*
John D. Waters	36,316	*
All Executive Officers and Directors as a Group (10 persons)	780,917	12.3%

*	Denotes beneficial ownership of less than 1%.
(1)	All entries based on information provided to us by our directors and executive officers.
(2)	For purposes of this table, a person is considered to beneficially own shares of Common Stock if he or she directly or indirectly has or shares voting power, which includes the power to vote or to direct the voting of the shares, or investment power, which includes the power to dispose or direct the disposition of the shares, or if he or she has the right to acquire the shares under options which are exercisable currently or within 60 days of March 14, 2012. Each person named in the above table has sole voting power and sole investment power with respect to the indicated shares unless otherwise noted. A person is considered to have shared voting and investment power over shares indicated as being owned by the spouse or the IRA of the spouse of that person. The shares for each of the persons listed on the table include the following stock options (exercisable within 60 days of March 20, 2013):

Name	Stock Options
Keith A. Bulko	61,600
Thomas H. Dargan, Jr.	61,600
Richard M. Dunn	1,000
Truman E. Gailey, Jr.	12,300
Teague Gilliland	20,441
Peter B. Heebner	9,800
Jennings L. Hurt, III	11,800
Blaine Staed Lansberry	12,300
Jerome P. McCauley	1,000
Jorge F. Sanchez	2,000
John D. Waters	16,200

(3)	Includes (i) 33,796 shares held by his wife; and (ii) 2,313 shares held jointly with his wife.

(4)	Includes (i) 1,450 shares held by his wife; and (ii) 87,000 share of which he shares voting power with his wife. Of the shares of Common Stock beneficially owned by Mr. Dargan, 87,500 shares are pledged as security for a line of credit.
(5)	Includes 35,441 shares held jointly with his wife.
(6)	Includes 4,040 shares held by his wife. Of the shares of Common Stock beneifically owned by Mr. Gailey, 22,000 shares are pledged as security.
(7)	Includes 12,240 shares held in trust under which Ms. Gilliland has sole investment power as trustee.
(8)	Of the shares of Common Stock beneficially owned by Mr. Heebner, 30,000 shares are pledged as collateral.
(9)	Includes (i) 16,000 shares held in trusts under which Mr. Hurt shares investment power as a co-trustee, all of which he disclaims beneficial ownership; and (ii) 84,000 shares owned by a family partnership under which he has sole investment and voting power. Of the shares of our Common Stock beneficially owned by Mr. Hurt, 100,000 shares are pledged as security.
(10)	Includes (i) 24,500 shares held in a family trust which Ms. Lansberry disclaims beneficial ownership, and (ii) 67,000 shares of which she shares voting and investment power with her husband.
(11)	Includes 100 shares held by his wife.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Director Independence

Our Common Stock is not listed on any stock exchange. We have elected to apply the independence standards of the New York Stock Exchange. NYSE requires that a majority of a company’s directors be “independent,” as defined by NYSE’s rules. Generally, a director does not qualify as an independent director if the director or a member of a director’s immediate family has had in the past three years certain relationships or affiliations with the company, the company’s external or internal auditors, or other companies that do business with the company. Our Board of Directors has affirmatively determined that a majority of our directors are independent directors. Based on these standards, our Board of Directors determined that its independent directors include the following current directors and nominees for director: Richard M. Dunn, Truman E. Gailey, Jr., Peter B. Heebner, Jennings L. Hurt, III, Blaine Staed Lansberry, and Jerome P. McCauley.

Transactions with Management and Related Persons

Some of our directors and officers, and other persons and entities with which they are affiliated, are customers of, and have, in the ordinary course of business banking, transacted with, our banking subsidiaries. These transactions include loans, commitments, lines of credit, and letters of credit, any of which may, from time to time, exceed $120,000. All loans included in these transactions were made on substantially the same terms, including interest rates and collateral requirements, as those prevailing at the time for comparable transactions with other persons who were not affiliates of our banking subsidiaries and, in the opinion of management, did not involve more than the normal risk of collectability or present other unfavorable features. Our Board of Directors approved all of these transactions. Additional transactions with these persons and businesses are anticipated in the future. As of December 31, 2012, the amount of credit extended to directors, executive officers and their affiliates in the aggregate was approximately $7.9 million.

We recognize that transactions between us and any of our directors or executive officers can present potential or actual conflicts of interest and create the appearance that our decisions are based on considerations other than our, and our shareholders’, best interests. Therefore, as a general matter it is our preference to avoid these transactions. Nevertheless, we recognize that there are situations where these types transactions may be in, or may not be inconsistent with, our best interests. Therefore, we have adopted written procedures that require the Audit Committee of our Board of Directors to review and, if appropriate, to approve or ratify any these types transactions. Pursuant to our procedures, the Audit Committee will review any transaction in which (i) we are or will be a participant, (ii) the amount involved exceeds $120,000, and (iii) in which any of our directors or executives had, has or will have a direct or indirect material interest. After its review, the Audit Committee will only approve or ratify those transactions that are in, or are not inconsistent with, our and our shareholders’ best interests, as the Audit Committee determines in good faith based on its business judgment.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit and Nonaudit Fees

The following table presents fees for professional audit services rendered by McGladrey, LLP for the audit of our annual financial statements and other professional services provided for the years ended December 31, 2012 and 2011.

Type of Fees	2012	2011
Audit Fees (1)	$250,277	$206,000
Audit-Related Fees	—	—
Tax Fees (2)	15,000	24,644
All Other Fees	—	—
Total	$265,277	$230,644

(1)	Audit fees for 2012 and 2011 consist of professional services rendered for the annual audit of our financial statements and review of financial statements included in our quarterly reports and accounting consultation. The 2012 fees include consent procedures relating to the private placement Series A Preferred Stock offering.
(2)	Tax fees for 2012 and 2011 consist of tax returns and related filings.

Policy on Audit Committee Preapproval of Audit and Nonaudit Services of Independent Auditor

The Audit Committee of the Board of Directors specifically pre-approves all audit and non-audit services provided by our independent accountant.

All of the audit, audit-related, tax and all other services provided by McGladrey LLP to us in 2012 were approved by the Audit Committee by means of specific pre-approvals. The Audit Committee has determined that all nonaudit services provided by McGladrey LLP in 2012 were compatible with maintaining its independence in the conduct of its auditing functions.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report

1.	Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at the end of Fiscal Years 2012 and 2011

Consolidated Statements of Operations and Comprehensive Income (Loss) for Fiscal Years 2012 and 2011

Consolidated Statements of Changes in Shareholders’ Equity for Fiscal Years 2012 and 2011

Consolidated Statements of Cash Flows for Fiscal Years 2012 and 2011

Notes to Consolidated Financial Statements

2.	Financial Statement Schedules

Other schedules and exhibits are omitted because the required information either is not applicable or is shown in the financial statements or the notes thereto.

3.	Exhibits Required to be Filed by Item 601 of Regulation S-K

EXHIBIT NO.	DESCRIPTION
2.1	Plan of Merger and Merger Agreement, by and between Orange Bank of Florida and Floridian Financial Group, Inc., dated as of October 31, 2007 – incorporated herein by reference to Exhibit 2.1 of the Registrant’s Registration Statement on Form 10 (filed 2/27/09) (No. 000-53589)

2.2	Purchase and Assumption Agreement, dated August 17, 2012, by and between Old Florida National Bank and Orange Bank of Florida. – incorporated herein by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K (filed 8/22/12)(No. 000-53589)

3.1	Articles of Incorporation of the Registrant – incorporated herein by reference to Exhibit 3.1 of the Registrant’s Registration Statement on Form 10 (filed 2/27/09) (No. 000-53589)

3.2	First Amendment to the Articles of Incorporation of the Registrant – incorporated herein by reference to Exhibit 3.2 of the Registrant’s Registration Statement on Form 10 (filed 2/27/09) (No. 000-53589)

3.3	Bylaws of the Registrant – incorporated herein by reference to Exhibit 3.3 of the Registrant’s Registration Statement on Form 10 (filed 2/27/09) (No. 000-53589)

3.4	Second Amendment to the Articles of Incorporation of the Registrant – incorporated herein by reference to Exhibit 3.4 of the Registrant’s Registration Statement on Form 10 (filed 2/27/09) (No. 000-53589)

3.5	Articles of Amendment of Floridian Financial Group, Inc – incorporated herein by reference to the Registrant’s Current Report on Form 8-K (filed 12/6/13)(No. 0053589)

4.1	See Exhibits 3.1, 3.2, 3.3, and 3.4 for provisions of the Articles of Incorporation and Bylaws of the Registrant defining rights of the holders of common stock of the Registrant

4.2	Floridian Financial Group, Inc. 2008 Stock Option Plan – incorporated herein by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form 10 (filed 2/27/09) (No. 000-53589)

4.3	Floridian Financial Group, Inc. Employee Stock Purchase Plan – incorporated herein by reference to Exhibit 4.3 of the Registrant’s Registration Statement on Form 10 (filed 2/27/09) (No. 000-53589)

4.4	Floridian Financial Group, Inc. 2009 Stock Option Plan – incorporated herein by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form S-8 (filed 6/29/09) (No. 333-160319)

10.1	Floridian Financial Group, Inc. 401(k) Plan – incorporated herein by reference to Exhibit 10.1 of the Registrant’s Registration Statement on Form 10 (filed 2/27/09) (No. 000-53589)

10.2	Form of Stock Option Agreement for the Floridian Financial Group, Inc. 2008 Stock Option Plan for Directors – incorporated herein by reference to Exhibit 10.2 of the Registrant’s Registration Statement on Form 10 (filed 2/27/09) (No. 000-53589)

EXHIBIT NO.	DESCRIPTION
10.3	Form of Stock Option Agreement for the Floridian Financial Group, Inc. 2008 Stock Option Plan for Incentive Stock Options – incorporated herein by reference to Exhibit 10.3 of the Registrant’s Registration Statement on Form 10 (filed 2/27/09) (No. 000-53589)

10.4	Termination Agreement with Charlie W. Brinkley, dated as of August 25, 2011 – incorporated herein by reference to Exhibit 10.4 of the Registrant’s Registration Statement on Form 10 (filed 8/25/11) (No. 000-53589)

10.5	Employment Agreement with Thomas H. Dargan, dated as of April 1, 2009 – incorporated herein by reference to Exhibit 10.9 of the Registrant’s Annual Report on Form 10 (filed 3/25/11) (No. 000-53589)

10.6	Employment Agreement with Keith A. Bulko, dated as of April 1, 2009 – incorporated herein by reference to Exhibit 10.10 of the Registrant’s Annual Report on Form 10 (filed 3/25/11) (No. 000-53589)

10.7	Employment Agreement with Jorge F. Sanchez, dated May 4, 2011 – incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (filed 6/30/11) (No. 000-53589)

10.8	Salary Continuation Agreement for Thomas Dargan, dated as of April 1, 2009 – incorporated herein by reference to Exhibit 10.12 of the Registrant’s Annual Report on Form 10-K (filed 3/26/10) (No. 000-53589

10.9	Salary Continuation Agreement for Keith Bulko, dated as of April 1, 2009 – incorporated herein by reference to Exhibit 12.13 of the Registrant’s Annual Report on Form 10-K (filed 3/26/10) (No. 000-53589)

10.10	Contract for Sale and Purchase made and entered into as of June 30, 2010 by and between First Team Clermont OB, LLC, and Orange Bank of Florida – incorporated herein by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q (filed 8/13/10) (No. 000-53589)

10.11	Consulting Agreement with John Waters, dated as of March 15, 2011 – incorporated herein by reference to Exhibit 10.15 of the Registrant’s Annual Report on Form 10 (filed 3/25/11) (No. 000-53589)

11.1	Statement re Computation of Per Share Earnings*

21.1	Subsidiaries of the Registrant – incorporated herein by reference to Exhibit 21.1 of the Registrant’s Registration Statement on Form 10 (filed 2/27/09) (No. 000-53589)

31.1	Certification of CEO pursuant to Securities and Exchange Act Section 302 of the Sarbanes-Oxley Act of 2002.**

31.2	Certification of CFO pursuant to Securities and Exchange Act Section 302 of the Sarbanes-Oxley Act of 2002.**

32.1	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Information required to be presented in Exhibit 11 is provided in Note 14 to the Consolidated Financial Statements under Part II, Item 8 of this Form 10-K in accordance with the provisions of U.S. generally accepted accounting principles.

**	Filed electronically herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on April 1, 2013, its behalf by the undersigned thereunto duly authorized.

FLORIDIAN FINANCIAL GROUP, INC.

By	/s/ Jorge F. Sanchez
Jorge F. Sanchez
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on April 1, 2013, by the following persons on behalf of the Registrant and in the capacities indicated.

/s/ Thomas H. Dargan, Jr.
Thomas H. Dargan, Jr.
Chief Executive Officer
(Principal Executive Officer)

/s/ Jorge F. Sanchez
Jorge F. Sanchez
Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ Keith A. Bulko, Director	/s/ Thomas H. Dargan, Jr.
Keith A. Bulko, Director	Thomas H. Dargan, Jr., Director

/s/Richard M. Dunn, Director	/s/ Truman E. Gailey, Jr., Director
Richard M. Dunn, Director	Truman E. Gailey, Jr., Director

/s/Peter B. Heebner, Director	/s/ Jennings L. Hurt III, Director
Peter B. Heebner, Director	Jennings L. Hurt III, Director

/s/ Blaine Staed Lansberry, Director	/s/, Jerome P. McCauley, Director
Blaine Staed Lansberry, Director	Jerome P. McCauley, Director

/s/ John D. Waters, Director
/s/ Truman E. Gailey, Jr., Director

EXHIBIT NO.	DESCRIPTION
2.1	Plan of Merger and Merger Agreement, by and between Orange Bank of Florida and Floridian Financial Group, Inc., dated as of October 31, 2007 – incorporated herein by reference to Exhibit 2.1 of the Registrant’s Registration Statement on Form 10 (filed 2/27/09) (No. 000-53589)

2.2	Purchase and Assumption Agreement, dated August 17, 2012, by and between Old Florida National Bank and Orange Bank of Florida. – incorporated herein by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K (filed 8/22/12)(No. 000-53589)

3.1	Articles of Incorporation of the Registrant – incorporated herein by reference to Exhibit 3.1 of the Registrant’s Registration Statement on Form 10 (filed 2/27/09) (No. 000-53589)

3.2	First Amendment to the Articles of Incorporation of the Registrant – incorporated herein by reference to Exhibit 3.2 of the Registrant’s Registration Statement on Form 10 (filed 2/27/09) (No. 000-53589)

3.3	Bylaws of the Registrant – incorporated herein by reference to Exhibit 3.3 of the Registrant’s Registration Statement on Form 10 (filed 2/27/09) (No. 000-53589)

3.4	Second Amendment to the Articles of Incorporation of the Registrant – incorporated herein by reference to Exhibit 3.4 of the Registrant’s Registration Statement on Form 10 (filed 2/27/09) (No. 000-53589)

3.5	Articles of Amendment of Floridian Financial Group, Inc – incorporated herein by reference to the Registrant’s Current Report on Form 8-K (filed 12/6/13)(No. 0053589)

4.1	See Exhibits 3.1, 3.2, 3.3, and 3.4 for provisions of the Articles of Incorporation and Bylaws of the Registrant defining rights of the holders of common stock of the Registrant

4.2	Floridian Financial Group, Inc. 2008 Stock Option Plan – incorporated herein by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form 10 (filed 2/27/09) (No. 000-53589)

4.3	Floridian Financial Group, Inc. Employee Stock Purchase Plan – incorporated herein by reference to Exhibit 4.3 of the Registrant’s Registration Statement on Form 10 (filed 2/27/09) (No. 000-53589)

4.4	Floridian Financial Group, Inc. 2009 Stock Option Plan – incorporated herein by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form S-8 (filed 6/29/09) (No. 333-160319)

10.1	Floridian Financial Group, Inc. 401(k) Plan – incorporated herein by reference to Exhibit 10.1 of the Registrant’s Registration Statement on Form 10 (filed 2/27/09) (No. 000-53589)

10.2	Form of Stock Option Agreement for the Floridian Financial Group, Inc. 2008 Stock Option Plan for Directors – incorporated herein by reference to Exhibit 10.2 of the Registrant’s Registration Statement on Form 10 (filed 2/27/09) (No. 000-53589)

10.3	Form of Stock Option Agreement for the Floridian Financial Group, Inc. 2008 Stock Option Plan for Incentive Stock Options – incorporated herein by reference to Exhibit 10.3 of the Registrant’s Registration Statement on Form 10 (filed 2/27/09) (No. 000-53589)

10.4	Termination Agreement with Charlie W. Brinkley, dated as of August 25, 2011 – incorporated herein by reference to Exhibit 10.4 of the Registrant’s Registration Statement on Form 10 (filed 8/25/11) (No. 000-53589)

10.5	Employment Agreement with Thomas H. Dargan, dated as of April 1, 2009 – incorporated herein by reference to Exhibit 10.9 of the Registrant’s Annual Report on Form 10 (filed 3/25/11) (No. 000-53589)

10.6	Employment Agreement with Keith A. Bulko, dated as of April 1, 2009 – incorporated herein by reference to Exhibit 10.10 of the Registrant’s Annual Report on Form 10 (filed 3/25/11) (No. 000-53589)

10.7	Employment Agreement with Jorge F. Sanchez, dated May 4, 2011 – incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (filed 6/30/11) (No. 000-53589)

10.8	Salary Continuation Agreement for Thomas Dargan, dated as of April 1, 2009 – incorporated herein by reference to Exhibit 10.12 of the Registrant’s Annual Report on Form 10-K (filed 3/26/10) (No. 000-53589

10.9	Salary Continuation Agreement for Keith Bulko, dated as of April 1, 2009 – incorporated herein by reference to Exhibit 12.13 of the Registrant’s Annual Report on Form 10-K (filed 3/26/10) (No. 000-53589)

10.10	Contract for Sale and Purchase made and entered into as of June 30, 2010 by and between First Team Clermont OB, LLC, and Orange Bank of Florida – incorporated herein by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q (filed 8/13/10) (No. 000-53589)

10.11	Consulting Agreement with John Waters, dated as of March 15, 2011 – incorporated herein by reference to Exhibit 10.15 of the Registrant’s Annual Report on Form 10 (filed 3/25/11) (No. 000-53589)

11.1	Statement re Computation of Per Share Earnings*

21.1	Subsidiaries of the Registrant – incorporated herein by reference to Exhibit 21.1 of the Registrant’s Registration Statement on Form 10 (filed 2/27/09) (No. 000-53589)

EXHIBIT NO.	DESCRIPTION
31.1	Certification of CEO pursuant to Securities and Exchange Act Section 302 of the Sarbanes-Oxley Act of 2002.**

31.2	Certification of CFO pursuant to Securities and Exchange Act Section 302 of the Sarbanes-Oxley Act of 2002.**

32.1	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Information required to be presented in Exhibit 11 is provided in Note 14 to the Consolidated Financial Statements under Part II, Item 8 of this Form 10-K in accordance with the provisions of U.S. generally accepted accounting principles.

**	Filed electronically herewith.

